Form 10-K
period 1996-12-31
YURIE SYSTEMS INC
filed 1997-03-31
CIK 1026471

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------

                                   FORM 10-K


(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission File Number 0-22087

                              YURIE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                          52-1778987
(State or other jurisdiction of incorporation or        ( I.R.S. Employer Identification No.)
                  organization)


              10000 DEREKWOOD LANE
                   LANHAM, MD                                           20706
    (Address of principal executive offices)                          (Zip Code)


        Registrant's telephone number, including area code: 301-352-4600

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:


                                                                     Name of each exchange
          Title of each class                                         on which registered
          -------------------                                         -------------------
Common Stock, par value $.01 per share                     The Nasdaq Stock Market (National Market)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                  Yes [X]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.               [ ]

The aggregate market value of the common stock of Yurie Systems, Inc. held by non-affiliates as of March 21, 1997 was $62,653,150.

As of March 21, 1997, the registrant had outstanding 24,638,400 shares of its common stock.

                              YURIE SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                               FOR THE YEAR ENDED
                               DECEMBER 31, 1996


                                                                                                         PAGE NO.
                                                                                                         --------
 PART I:               ITEM 1.               Business                                                       3
                       ITEM 2.               Properties                                                     17

                       ITEM 3.               Legal Proceedings                                              17

                       ITEM 4.               Submission of Matters to a Vote of Securities Holders          17
 PART II:              ITEM 5.               Market for the Registrant's Common Equity                      18

                       ITEM 6.               Selected Financial Data                                        19
                       ITEM 7.               Management's Discussion and Analysis of Financial              20
                                             Condition and Results of Operations

                       ITEM 8.               Financial Statements and Supplementary Data                    25

                       ITEM 9.               Changes in and Disagreements with Accountants on               25
                                             Accounting and Financial Disclosure
 PART III:             ITEM 10.              Directors, Executive Officers and Key Employees of the         26
                                             Registrant

                       ITEM 11.              Executive Compensation                                         29
                       ITEM 12.              Security Ownership of Certain Beneficial Owners and            31
                                             Management

                       ITEM 13.              Certain Relationships and Related Transactions                 32

 PART IV:              ITEM 14.              Exhibits, Financial Statement Schedules and Reports on        F-1
                                             Form 8-K

                             INTRODUCTORY STATEMENT

  The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this Annual Report on Form 10-K are forward-looking, such as statements regarding the anticipated growth in demand for ATM access products, the anticipated growth of the Company's revenues from development, manufacture and sale of ATM access products, the expectation that such revenue growth will result largely from sales to telecommunications service providers and corporate end users, and the anticipated expansion of the Company's international activities. Such forward-looking statements, in addition to information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K , are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual future results to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company.

  References made in this Annual Report on Form 10-K to "Yurie", the "Company" or the "Registrant" refer to Yurie Systems, Inc.

                                     PART I

ITEM 1.  BUSINESS

    Yurie designs, manufactures, markets and services asynchronous transfer mode ("ATM") access equipment for telecommunications service providers, corporate end users and government end users. ATM is a standard for packaging and switching digital information that facilitates high speed information transmission with a high degree of efficiency. End users of telecommunications services have traditionally maintained separate wide area networks ("WAN"s) for transmitting voice, data, video and other electronic information among geographically dispersed locations. ATM technology is conducive to consolidating these networks. The network consolidation brought about by employing ATM access platforms can provide savings in WAN communications costs and simplify network management.

    Yurie is a leading supplier of ATM access products. The Company's LDR100, introduced in February 1995, was one of the first commercially available ATM access products. The LDR200, designed primarily for telecommunications carriers and Internet service providers, was released in September 1996. The LDR50, designed for mid-sized to large corporate offices, is scheduled for release in April 1997. The Company designed its ATM access products to be flexible and scaleable, so that customers can realize the benefits of ATM while preserving their investments in existing equipment. The LDR products adhere to industry-wide technical standards, allowing users to integrate the products into current networks operating with other standards-compliant products. Yurie's proprietary AQueMan algorithm allows the LDR products to reduce network congestion while maintaining quality of service. The Company's LANET framing protocol is capable of transporting ATM traffic over circuits of varying speed and quality, including poor quality circuits. The Company's ATM access products incorporate a variety of value-added features, including compact size, scaleability, reliability, encryption capabilities and a broad variety of access interfaces.

    The Company's strategy centers on maintaining its technological leadership, developing both the telecommunications service provider and corporate end user markets while continuing to pursue government end users, developing international markets and building strategic relationships. Since 1994, Yurie has had a strategic relationship with AT&T. In August 1995, pursuant to this relationship, the Company and AT&T entered into the AT&T Agreement to facilitate the joint technical evaluation and marketing of the

Company's LDR products. Under the AT&T Agreement, as amended, AT&T has a three-year exclusive right to market and sell the LDR100 and the LDR200 in U.S. federal, state and local government markets, as well as certain foreign government markets, and has committed to purchase at least $6.5 million, $10.0 million and $10.0 million of the LDR200 in 1996, 1997 and 1998, respectively. To enhance its distribution efforts and pursue the telecommunications service provider and corporate end user markets, the Company has established a nationwide direct sales force which currently consists of 15 sales personnel.

INDUSTRY BACKGROUND

    Deregulation of the U.S. telecommunications industry, which began with the breakup of AT&T in 1984, has triggered significant competition for the provision of both long distance and local telecommunications services. The recent adoption of the Telecommunications Act of 1996 is likely to create even more competition over the next few years. The international market has also experienced increased deregulation, liberalization, privatization and the emergence of new wireline and wireless alternatives to traditional carrier services. In this intensely competitive environment, telecommunications service providers throughout the world are seeking to differentiate themselves, in part, by offering enhanced services based on new and emerging technologies.

    Industry surveys show that both voice and data traffic are continuing to expand. Businesses have increasingly deployed communications technology to link remote sales offices, home offices, mobile offices and geographically dispersed customers and suppliers. These businesses use increasingly powerful computer technologies that enable new multimedia applications integrating data, voice and video. The volume of network traffic has also grown dramatically due to traffic on the Internet, a rapidly growing global web of networks that permits users to communicate, share information and conduct business throughout the world. Businesses demand telecommunications services that provide significantly higher transmission capacity or bandwidth, the flexibility to choose among services with varying bandwidths and the ability to access communications services from remote locations.

    Driven by this combination of increased demand and competition, WAN technology has made significant advances. Current WAN technology permits users in geographically dispersed locations to communicate. However, most existing networks have had difficulty keeping pace with the increase in WAN traffic, resulting in network congestion and related performance inefficiencies.

Today's Networking Technologies

    Time division multiplexing ("TDM") and frame relay are the networking technologies currently most widely deployed in WANs. TDM, which was one of the first technologies developed to send traffic through circuits across a WAN, operates by dedicating a circuit - or fixed amount of bandwidth - to each end device. TDM's use of dedicated circuits provides high quality service for all network traffic, whether data, voice or video. Since information is not continuously transmitted, however, the dedicated circuits are often idle. This results in inefficient use of expensive bandwidth and high cost to TDM network users.

    Frame relay was introduced in 1990 as a method of connecting local area networks ("LANs") over WANs by using flexible bandwidth allocation to lower the cost of transmission. Frame relay uses "packets" or "frames" to transmit traffic, thereby allowing the same bandwidth to be shared by many users, each using the bandwidth only for the time required to transmit a packet. Designed primarily for data transmission, frame relay cannot guarantee the high quality transmission of voice and video. Currently, frame relay is widely used to transmit data over WANs, including the Internet. Due to the substantial increase in data traffic over WANs, however, today's frame relay networks are being used to transmit more traffic than they were designed to support, resulting in network congestion.

    To increase a frame relay network's switching capacity to meet increased data demands and alleviate congestion, sophisticated software is required. To run this software, the network must be upgraded with powerful, intelligent processors. The costs of these high-end processors required to switch frame relay traffic at the speeds needed in today's data network backbones are very high. Therefore, as data traffic increases, upgrading the frame relay network becomes more costly and inefficient and ultimately impractical.

The Emergence of ATM as a Standard

    Faced with the limitations of frame relay, telecommunications service providers are installing ATM switches in the "backbones" of their existing networks. ATM segments data, voice and video traffic into small, uniform-sized "cells," rather than the larger, variable-size "packets" or "frames" used in frame relay. The addition of ATM backbone switches upgrades a network's performance by increasing switching capabilities at the network's core. ATM's cell-based architecture increases bandwidth utilization and seeks to provide consistent quality of service and predictability for all traffic types. ATM is also an enabling technology, making possible new network applications such as video distribution, medical imaging and collaborative computing, all of which would be impractical with conventional network technologies.

    ATM is the first standard protocol to permit reliable service for all traffic types, allowing the consolidation of TDM and frame relay networks into a single ATM network for data, voice and video. A single ATM network offers the potential for economies of scale and streamlining of network operations. ATM technology has been approved by both the ATM Forum, a group of equipment manufacturers, telecommunications service providers and end users, and the ITU as a standard in both the computer and telecommunications industries. The standardization of ATM has allowed for compatibility of ATM equipment and interoperability of ATM among a wide variety of interfaces and vendors, which the Company believes will result in the widespread adoption of ATM.

Current Status of ATM

    The U.S. government was among the first to deploy ATM technology. Its initial decision to use ATM was motivated by its desire to consolidate many discrete networks onto a single network, thus significantly reducing cost. The U.S. government was able to deploy ATM across geographic boundaries because ATM was quickly accepted as an international standard, and the government soon discovered the effectiveness and efficiency of ATM as a global networking technology.

    Several telecommunications service providers began offering trial ATM services in the early 1990s. These services were available only for high speed traffic and at high prices and, therefore, made ATM attractive only to "bandwidth hungry" users and limited ATM deployment within the providers' networks. Driven by increasing competition and the rapid growth of data traffic on frame relay systems, a number of telecommunications service providers began deploying ATM for use in their network backbones to manage heavy loads of user traffic and thereby relieve network congestion. Until recently, providers have continued to install ATM primarily in their network backbones and typically have not offered ATM service directly to end users. End users have generally continued to use a costly mix of frame relay and TDM, along with leased communications lines, to meet their data, voice and video transport needs.

    In 1996, several telecommunications service providers announced plans to begin offering ATM services directly to end users at prices competitive with similar frame relay and TDM access services. To utilize these direct ATM services, an end user needs ATM access products either located at the local office of a telecommunications service provider (in close proximity to the end user) or deployed by the end user in its private network. Access products provide the end user with network access through multiple network interfaces, traffic concentration and data protocol translation.

    ATM access products are well suited to provide efficient connectivity to ATM networks, facilitate transmission of a variety of traffic types at varying speeds and accommodate a mix of end user applications on a single network. In addition, ATM access products have the potential to lower the cost to end users of transmitting data, voice and video communications. For these reasons, the Company believes that ATM access products, over time, will supplant TDM and frame relay access products in WANs. Vertical Systems, a leading industry research firm, forecasts the aggregate ATM market, including the markets for both ATM access and backbone equipment, to be $330.0 million in 1996 and expects these markets to exceed $1.3 billion by 1999.

THE CHALLENGES OF WIDESPREAD ATM ACCESS

    Before telecommunications service providers and end users can fully deploy ATM, several problems relating to the ATM access layer must be solved.

Quality of Service and Network Congestion

    The architects of early ATM products focused almost exclusively on data applications and did not fully implement ATM's traffic management capabilities for voice and video. However, today's mixed-services environment demands sophisticated traffic management to provide the level of bandwidth utilization that makes a single ATM network more cost effective than separate voice and data networks. An ATM network must be capable of delivering high quality service for all traffic types, notwithstanding high levels of utilization.

Support for Limited Circuit Types

    ATM was originally conceived for use only on high quality fiber optic circuits (e.g., T3/E3, OC-3c and STM-1). At the access layer, however, circuits come in all varieties, including wireless, copper and satellite. On these circuits, quality may be affected by atmospheric conditions, interfering transmissions or defects in the circuits themselves. Transmission on lower quality or "noisy" circuits frequently results in uncorrectable errors and corruption in the network. The inability of early ATM products to transmit reliably over lower-quality circuits has limited the use of ATM to high quality circuits, thereby limiting widespread ATM access.

Need for Additional Product Features

    Early ATM access products did not meet the requirements of telecommunications service providers and end users because they lacked important features:

    Size and Scaleability.   Telecommunications service providers, who often
house thousands of pieces of equipment in their central offices, and end users, who incur costs for each square foot of office space, place a premium on space. To be attractive to telecommunications service providers and end users, an ATM access product must offer the required functionality in a compact package. At the same time, an access product must be scaleable to permit telecommunications service providers and end users to upgrade performance and capacity through minimal additions to existing equipment. Early ATM access products were physically large relative to their capacities.

Reliability.   Service interruptions can be disastrous to telecommunications service providers and end users, who need reliable products designed for continuous utilization. Redundant features are essential to the reliability of an access product. Early ATM access products provided little redundancy, typically limited to power supply. Products deployed to deliver public services or to carry mission-critical traffic across a private network must offer multiple levels of redundancy for a broad variety of features, including central processing unit, clock, backplane and interface cards.

    Access Interfaces. Early ATM access products generally did not interface with a wide range of standard communications equipment, such as private branch exchanges, video decoders, LAN routers, hubs and switches and IBM SNA-based equipment. This limited the utility of these products because users frequently employ a variety of non-ATM equipment.

THE YURIE SOLUTION

    Yurie has developed ATM access products that are designed to meet the challenges of widespread ATM deployment. These products are capable of furnishing telecommunications service providers, corporate end users and government end users with flexible, cost-effective and reliable access to present and future ATM-based services. The Company's product family includes the LDR100, released in February 1995; the LDR200, released in September 1996; and the LDR50, scheduled for release in April 1997. All three of these products have been engineered with a set of Company-developed technologies designed to solve the current problems of ATM access. These technologies include AQueMan, a proprietary queuing algorithm designed to maximize bandwidth utilization while preserving quality of service, and LANET, a robust framing protocol that facilitates ATM deployment over low quality circuits. In addition, the LDR products offer value-added features, such as compact size, scaleability and reliability.

Quality of Service and Reduced Network Congestion

    Yurie developed AQueMan to reduce network congestion while preserving quality of service. AQueMan is a queuing algorithm that establishes separate queues for time-sensitive traffic (typically voice) and loss-sensitive traffic (typically data) and prioritizes traffic within these separate queues. This technique reduces cell loss for loss-sensitive traffic and cell delay for time-sensitive traffic, thereby allowing higher quality of service and more optimal use of bandwidth. Time-sensitive cells are transmitted ahead of loss-sensitive cells, but have a higher probability of being selectively deleted during network congestion than loss-sensitive cells. In addition, when comparing cells of the same traffic type (e.g., voice-to-voice or data-to-data), AQueMan is able to ensure that more important time-sensitive traffic will experience less delay and more important loss-sensitive traffic will have a lower probability of being selectively deleted. With AQueMan, the LDR products can meet the ATM Forum's quality of service standards for constant bit rate, variable bit rate and unspecified bit rate traffic management even during periods of network congestion. Through the use of AQueMan, Yurie's LDR products substantially reduce the expense of sending information over a WAN by achieving higher levels of bandwidth utilization.

Support for Many Circuit Types

    Yurie developed LANET, a robust framing protocol that enables the transport of ATM cells on any transmission medium, including low-speed and/or low-quality circuits. LANET is particularly beneficial in wireless environments (e.g., satellite, cellular and microwave), which often suffer from high bit error rates and blocks of errors due to interfering transmissions or adverse conditions such as inclement weather. LANET provides a framing structure that allows ATM cells to be "multiplexed" into serial bit streams for transmission over a single channel. This framing structure, which is scaleable to conform to the transmission speed of the circuit, provides an embedded network synchronization capability required for serving isochronous applications such as voice and real-time video. LANET's simple framing structure makes the required communication link synchronization relatively easy even in a noisy environment. The Company's LDR products include a combination of LANET, Reed Solomon forward error correction and error-tolerant addressing, which enable the products to significantly increase the reliability of transmission of ATM cells over noisy circuits.

Other Value-Added Product Features

    Yurie's products incorporate a wide variety of value-added features, including the following:

    Size and Scaleability.   The LDR products are compact and can be easily
upgraded. A single LDR200 platform occupies significantly less space than early ATM access products and can be upgraded with minimal additional space and at minimal cost. And because the LDR50 and LDR200 support the same I/O and server modules, configurations that outgrow the LDR50Gs four user slots can upgrade to LDR200 (which has 11 user slots) with minimal equipment expense.

    Reliability.   Yurie's LDR200 satisfies telecommunications service
providers' need for reliability, offering uninterrupted service through comprehensive redundancy options, including power, central processing unit, clock, backplane and interface cards.

    Wide Variety of Access Interfaces.   Yurie's ATM access products are built
to interface with a wide variety of standard communications equipment including private branch exchanges, video decoders, LAN routers, hubs and switches and IBM SNA-based equipment. In addition, the LDR product line is designed to allow for the easy addition of new interfaces as they emerge.

STRATEGY

    Yurie's objective is to become the leading provider of ATM access equipment to both telecommunications service providers and end users. The key elements of Yurie's strategy are as follows:

    Maintain Technology Leadership.   Yurie is a leader in developing new
technology for the ATM access market. The Company's LANET framing protocol was among the first technologies to facilitate ATM access at low speeds and across noisy circuits. Yurie's AQueMan queuing algorithm was one of the first to establish separate queues for voice and data and prioritize traffic types within each queue to improve quality and maximize bandwidth utilization. Yurie intends to continue to develop additional product features and network interfaces while reducing production costs. Yurie plans to continue to commit substantial resources to its active research and development program so it can remain in the forefront of ATM product development and maintain its position as a technology leader in the emerging ATM access market.

    Focus on ATM Access Solutions.   Most ATM equipment suppliers have focused
on designing and marketing products that can be used as backbone switches at major switching centers. Yurie, by contrast, has concentrated on developing ATM access products which act as gateways for non-ATM equipment and concentrators for lower speed ATM circuits. Yurie believes that by continuing to focus on this market segment and developing cost effective products designed specifically to provide ATM access, it can strengthen its current market position.

    Develop Both the Telecommunications Service Provider and Corporate End User
Markets.   The Company has successfully marketed its ATM access products to government end users and believes that the government's demand for these products will increase. Yurie intends to continue to market its products to the government through its strategic relationship with AT&T. The Company believes, however, that the market for ATM access products among telecommunications service providers and corporate end users has greater potential than the government end user market. These customers should benefit greatly from an ATM access platform that can combine voice, video and data on a single ATM network. Yurie's LDR products are specifically designed to be attractive to these customers because they can connect to a variety of standard central office and customer premises equipment. Yurie has implemented a sales and pricing strategy that targets both the telecommunications service provider and corporate end user markets. In addition, the Company is expanding its direct sales force, particularly in the geographic areas where the telecommunications service provider and corporate end user markets are concentrated. This direct sales force is comprised of sales personnel who have all had prior experience in commercial sales of networking and/or telecommunications products.

    Pursue International Markets.   Since ATM is an international standard,
Yurie believes that the potential market for its ATM access products is global in scope. Yurie, therefore, intends to establish a sales and support organization not only in North America, but also in Europe and Asia, and to develop the product features and obtain the certifications required to pursue international markets.

    Build and Leverage Strategic Relationships.   Yurie has established a
successful strategic relationship with AT&T to develop the U.S. government markets. The Company is actively seeking to establish similar relationships for other markets with other telecommunications industry participants, including equipment suppliers and telecommunications service providers. Once these relationships are established, Yurie intends to leverage its position in the marketplace by using the marketing expertise, distribution network, support capabilities and technologies of its strategic allies.

THE LDR PRODUCT FAMILY AND SUPPORTING SERVICES

         Yurie's LDR family of ATM access products includes the LDR100, the LDR200, the LDR50, and the LDR5. All of Yurie's LDR products are based on an ATM "cell" architecture that allows flexible transmission of all traffic types. The following table provides an overview of the Company's LDR products:

                           NUMBER OF                  BUS
      PLATFORM             USER SLOTS              BANDWIDTH                   DIMENSIONS
      --------             ----------              ---------                   ----------
 LDR200                        11           1.2 Gbps                7"H x 10.5"D x 19"W

 LDR100S                       10           64 Mbps                 12.25"H x 15.25"D x 19"W

 LDR100C                       3            64 Mbps                 8.75"H x 10"D x 19"W

 LDR50                         4            600 Mbps                5.25OH x 10.25OD x 19OW

 LDR5                          2            1.544 Mbps              3.5"H x 10"D x 19"W

THE LDR100

    Yurie's first access product, the LDR100, was originally built as a prototype to demonstrate the AQueMan queuing algorithm and the LANET framing protocol. The LDR100 was designed to meet the needs of highly technical users. Beginning in 1995, the LDR100 was delivered, through AT&T, to a variety of U.S. government agencies and their support contractors for deployment in mission-critical environments, including the U.S. military operations in Haiti and Bosnia. In addition to ships, aircraft and ground vehicles, the LDR100 has been deployed in centralized locations, such as telecommunications equipment closets and desktops.

To further ensure quality over a wide variety of circuit types, the LDR100 employs Reed Solomon forward error correction, an industry standard method of detecting and correcting transmission errors, and a simple error-tolerant addressing scheme that ensures highly reliable communications over circuits of varying speeds and quality.

         The LDR100, with a bus bandwidth of 64 megabits per second, aggregates high speed ATM LAN traffic and non-ATM voice and data traffic onto a low-speed ATM WAN. Where bandwidth utilization is especially critical, the LDR100 compresses voice prior to transmission over the WAN. The Company has shipped more than 150 LDR100 access concentrators since February 1995.

     The following table describes the key features of the LDR100:

       INTERFACE MODULE          PORTS             PORT SPEEDS                PROTOCOLS SUPPORTED
       ----------------          -----             -----------                -------------------
 DS3                                1      45 Mbps                       ATM

 High Speed Parallel/Serial         1      378 kbps - 15 Mbps            ATM/LANET
   (RS422, V.35, DSS Parallel)

 Serial Data (RS232, RS422,         4      75bps - 1.544Mbps             ATM/LANET, frame relay,
    RS530, V.35)                                                           synchronous, asynchronous

 Analog Compressed Voice            2      8kbps, 16kbps                 2 Wire POTS, Station, Office

 TAXI                               1      100/140 Mbps                  ATM


    The LDR200

    Yurie's second generation product, the LDR200, was first shipped in September 1996. The LDR200 is designed to be easily deployed by telecommunications service providers, corporate end users and government end users. The LDR200 incorporates AQueMan and LANET and expands the capabilities of the LDR100 by offering higher throughput, greater port density, a greater variety of interface types, enhanced scaleability and higher speed.

    The LDR200 has a bus bandwidth of 1.2 gigabits per second and is scaleable up to 11 interface module slots. It also provides enhanced reliability, offering redundancy for the power, central processing unit, clock, backplane and interface cards. The LDR200 conforms to carrier equipment installation requirements, such as Bellcore's Network Equipment Building Standards (NEBS). Additionally, the LDR200 complies with the ATM Forum's User Network Interface standard and the IISP 1.0 network/network interface standards, providing connectivity and interoperability with ATM backbone switches.

    Currently, the LDR200 supports high-speed WAN connections via DS3 cards.
It uses DS1 cards to support structured and unstructured service in compliance with the ATM Forum's circuit emulation specification as well as ATM cell-bearing capabilities. The system also offers OC-3c, High Speed, TAXI, and analog voice interfaces and a DSP1 server card, which provides voice compression, echo cancellation, and silence suppression capabilities. The Company plans to introduce other interface cards in the future, including E1, E3, PRI, and ethernet.

    The current version of the LDR200 contains most of the features included in the LDR100, and the Company is in the process of developing the LDR200 to include all of the LDR100's attributes, along with additional value-added features. The Company intends to phase out the LDR100 when the LDR200 development is completed but will continue to provide service support for the LDR100 product.

The LDR50

    Yurie's LDR50, which started shipping in March 1997, was designed to provide access to ATM services for mid-sized to large corporate offices. Like the LDR200, the LDR50 incorporates AQueMan and LANET.

    The LDR50 has a bus bandwidth of 600 megabits per second and is scaleable up to 4 interface module slots. The LDR50 provides PVC support for ATM Forum UNI 3.0 and UNI 3.1 standard signaling and thus can interoperate with ATM equipment from other manufacturers.

    Because the LDR50 supports the same I/O and server modules as the LDR200, sites that outgrow the smaller system can easily upgrade to the LDR200. The LDR50 currently supports all the standard network and user interfaces supported on the LDR200. See the table above for a complete listing of current and future features.

    The LDR50Gs 19" x 10.25" x 5.25" chassis can be wall mounted, secured in a standard 19O telco rack, or fitted for table-top use.

    The following table describes the key features of both the LDR200 and the LDR50:

       INTERFACE MODULE           PORTS             PORT SPEEDS               PROTOCOLS SUPPORTED
       ----------------           -----             -----------               -------------------
 DS3                                2      45 Mbps                       ATM

 Channelized T1 (DS1)               6      1.544 Mbps                    ATM, TDM, Frame Relay*

 Multi-Serial (EIA-232,             6      300 bps-2.048 Mbps            ATM/LANET, HDLC,
   EIA-422, EIA-530, V.35)                                                 Synchronous, Asynchronous,

 High Speed                         1      up to 30 Mbps                 ATM/LANET
   (EIA-422 Serial and Parallel)

 Multimode OC-3c                    1      155Mbps                       ATM

 Single Mode OC-3c*                 1      155 Mbps                      ATM

 ISDN Primary Rate Interface*       6      1.544 Mbps                    National ISDN-2, AT&T
                                                                           4ESS/5ESS, Nortel DMS

 Two Wire Station                   8      64 Kbps                       PLAR

 Two Wire Office*                   4      64 Kbps                       POTS

 E1*                                6      2.048Mbps                     ATM, TDM, Frame Relay,
                                                                           Voice Compression

 E3*                                2      34 Mbps                       ATM

 TAXI                               1      100/140 Mbps                  ATM

 Ethernet*                         6**     10Mbps**                      ATM (RFC 1483)


     SERVER MODULE             FEATURES
     -------------             --------
 DSP1                          32K ADPCM Voice Compression, Silence Suppression, Adaptive Echo
                               Cancellation

*    In development.
**   One port can be run at 100Mbps.

The LDR5

    To augment its product family, Yurie has recently entered into an agreement with DataLabs, Inc., under which Yurie has a non-exclusive license to market DataLabs' Virtual Access 1000 product on a private label basis as the LDR5.
The LDR5 is an ATM access device that features full "CSU/DSU" capabilities, thereby allowing frame relay and TDM equipment to interface with an ATM network. The LDR5 offers low-cost ATM access for standard customer premises equipment. It is designed for use in branch offices and other settings that do not require the more sophisticated LDR100 or LDR200 access products. The LDR5 enables the Company to offer a full range of ATM access products, but Yurie does not expect sales of the LDR5 to be significant.

    The following table describes the key features of the LDR5:

       INTERFACE MODULE           PORTS             PORT SPEEDS               PROTOCOLS SUPPORTED
       -----------------          -----             -----------               -------------------
 NETWORK:

    T1 (DS1)                        1      1.544 Mbps                    ATM

 USER:

    Channelized T1 (DS1)            1      1.544 Mbps                    Frame Relay, TDM

    Serial Data (EIA-422,           1      56kbps-1.544Mbps              Frame relay, synchronous
         EIA-530, V.35)

Product Management Protocol; Pricing

    Each of the Company's LDR products can be managed using any software package supported by the Simple Network Management Protocol ("SNMP"), such as HP OpenView and SunNet Manager. The LDR200 and LDR50 can also be managed using a simple "dumb" terminal interface.

    The LDR100 and LDR200 products sell for prices ranging from $20,000 to $90,000; the LDR50Gs price ranges from $18,000 to $40,000; and the LDR5's price ranges from $5,000 to $10,000. Actual price depends on the configuration of the product selected.

Product Support

    The Company offers comprehensive customer support for its LDR product line. The Company's service organization offers installation, preventative maintenance, multi-vendor services, repair, training and a variety of other advanced services designed to enhance the reliability of a customer's telecommunications network. The LDR200 and LDR50 are sold with a standard one-year warranty. The Company's customer support representatives are located in Lanham, Maryland and currently are available from 8:00 a.m. to 8:00 p.m. Eastern time, Monday through Friday. At other times, the Company's customer support representatives can page an on-call technical support person to respond to technical support requests. Beginning later in 1997, extended service for the Company's products will be provided by a third party. The third-party service provider will be available 24 hours a day, seven days a week to supplement the Company's service organization.

AT&T Relationship

    The Company has had a significant strategic relationship with AT&T since 1994. Pursuant to this relationship, Yurie and AT&T entered into the AT&T Agreement in August 1995. The AT&T Agreement, as amended, provides for the joint technical evaluation and marketing of the LDR products by Yurie and AT&T, and grants AT&T a three-year exclusive right to market and sell the LDR100 and the LDR200 solely in U.S. federal, state and local government markets, as well as certain foreign government markets. Sales pursuant to the AT&T Agreement have generated a majority of the Company's revenue to date. Under the AT&T Agreement, AT&T has guaranteed minimum annual purchase orders for the LDR200 of $6.5 million, $10.0 million and $10.0 million for calendar years 1996, 1997 and 1998, respectively. In the event that the Company fails to fulfill any of its material obligations under the AT&T Agreement, AT&T could terminate the contract. Such termination would have a material adverse effect on the Company's business, results of operations and financial condition.

Customers and End Users

    To date, the majority of the Company's products have been sold to AT&T either for its own use or for resale to government agencies or their support contractors. The principal end users of Yurie's ATM access products have been U.S. government agencies and their support contractors. The Company has recently begun to obtain purchase orders from commercial customers. Among the more than 25 government organizations and commercial customers that have purchased or used the Company's products are:

 Advanced Research Project Agency/Defense Information               Mitre Corporation
    Systems Agency Joint Program Office                             Booz-Allen & Hamilton, Inc.
 U.S. Army Communications Electronics Command                       Applied Innovation, Inc.
 Defense Aerospace Reconnaissance Organization                      OneLine Management, Inc.
 North Atlantic Treaty Organization                                 Lunex Group, LLC
 Naval Research Laboratory                                          K-NET Ltd.
 Los Angeles Department of Water & Power                            Government of Canada, Communications Research
                                                                     Centre

    Although there are more than 25 end users of Yurie's products, the Company's customer base is highly concentrated and a small number of customers has accounted for a significant portion of the Company's total revenue in recent years. Sales to AT&T, either for its own use or for resale to government agencies or their support contractors, accounted for 52.4%, 71.8% and 87.0% of the Company's total revenues in 1994, 1995 and 1996, respectively. The Company is expanding its sales and marketing efforts to pursue telecommunications service providers and corporate end users.


RESEARCH AND DEVELOPMENT

    The Company's objective is to be a leader in developing new technology for the ATM access market. The Company has established an active research and development program that is focused on the development of new and enhanced products using ATM technology. In particular, the Company's research and development team is seeking to expand the capabilities of the LDR200's interface modules, develop new server modules (such as primary rate ISDN, voice compression and encryption modules), expand network management capabilities and enhance service interworking capabilities. The Company actively solicits product development ideas from telecommunications service providers and end users of the Company's products, and develops additional ideas through participation in industry organizations and international standards bodies such as the ITU and ATM Forum.

    During 1993, 1994, 1995 and 1996, total research and development expenditures were $8,000, $40,000, $428,000 and $3.8 million, respectively. The Company expects its future research and development expenditures will grow commensurately with its revenue growth. As of March 21, 1997, 58 Company employees were engaged in research and development programs, including hardware and software development, test and engineering support personnel. Approximately two-thirds of the Company's research and development employees hold masters or higher degrees. The Company believes that recruiting and retaining qualified engineering personnel will be essential to its continuing success.

SALES, MARKETING AND DISTRIBUTION

    In order to pursue customers in the telecommunications service provider and corporate end user markets, the Company has expanded its direct sales force by hiring sales personnel who have all had experience in commercial sales of networking and/or telecommunications products. To allow its sales force to concentrate on commercial markets, the Company will continue to rely on AT&T to market and sell the LDR products in U.S. federal, state and local government markets, as well as in certain foreign government markets. As of March 21, 1997, the Company had 15 sales personnel in its direct sales organization. Currently, sales offices are located in New York, Phoenix, San Francisco, Los Angeles, Hartford, Chicago, Dallas, Denver, Tampa and Lanham, MD. All of these offices, except those in Phoenix and Lanham, MD are currently located in the homes of sales personnel. In 1997, the Company plans to open sales offices in Seattle, Boston, Houston, Atlanta, Miami and Pittsburgh, all of which are expected to be located in the homes of sales personnel. International sales offices are also planned for 1997 in the U.K. and Korea or Singapore.

Direct Sales

    The Company continues to expand its direct sales force to market the Company's products and to ensure direct contact with its customers. The primary roles of the Company's sales force are (i) to provide support to AT&T and seek additional strategic partners, (ii) to support end users by addressing complex ATM access problems and (iii) to differentiate the features and capabilities of the Company's LDR products from competitive products. In addition, the Company believes that its investment in a direct sales force will help the Company to monitor changing customer requirements, competing products and the development of industry standards.

    Yurie's 15 person direct sales force includes both sales persons and sales engineers. Sales engineers provide support and services for the Company's sales persons and for existing customers. Most of the members of the direct sales force have had significant prior experience in sales with industry-leading networking companies. The average Yurie sales person has had over 10 years of sales experience, and many of the sales persons have had experience selling and managing end user, telecommunications service provider and strategic private label accounts.

Marketing


    The Company has recently established a marketing program to support the sale and distribution of its products. The objective of this program is to inform potential strategic allies and end users about the capabilities and benefits of the Company's products. The marketing program includes participation in industry trade shows and technical conferences, technology seminars, publication of customer newsletters and technical and educational articles for the trade press and other industry journals. In addition, the Company communicates frequently with its installed base of end users regarding evolving applications for the Company's products.

MANUFACTURING AND SUPPLIERS

    The Company's manufacturing operations consist primarily of materials planning and procurement, test and manufacturing engineering, module testing and quality control. Yurie relies on one manufacturer, Sanmina Corporation, to manufacture the majority of its common equipment circuit packs, backplanes, chassis and printed circuit board assemblies used in the Company's products. Sanmina Corporation manufactures most of these products and assembles them at its New Hampshire facility. Yurie does not have a contract with Sanmina Corporation or any other manufacturer, and all of the Company's products are manufactured pursuant to individual purchase orders. The Company believes that its orders did not represent a significant portion of Sanmina Corporation's total business in 1996. In the past, Yurie has also used several other manufacturers as supplemental sources for backplanes, chassis and printed circuit boards, and may use these manufacturers in the future as necessary. The Company's reliance on a limited number of manufacturers may reduce the Company's flexibility and responsiveness to changes. The Company believes, however, that by using a limited number of manufacturers, it is in a better position to reduce product costs, acquire additional capacity and reduce its capital investment.

    Final testing of the Company's products is performed by the Company at its Lanham, Maryland facility. All products are rigorously tested using automated test equipment prior to shipment to customers. All circuit boards are tested individually. As each customer's network requires different product features to provide the desired functionality, the products are not assembled into complete units prior to shipment. Each feature is packaged and shipped separately to the customers, who use instructions provided by Yurie to configure the products at their locations. Yurie warrants all of its products to be free from defects for a period of one year from the date of shipment.

    Generally, the Company uses industry standard components for its access products. It uses field programmable gate arrays with erasable programmable memory rather than custom integrated circuits in order to maximize its ability to customize products quickly for telecommunications service providers and add product features. Certain components used in the Company's products, including microprocessors and communications chips manufactured by PMC-Sierra, Inc., Hewlett-Packard Company, Integrated Device Technology, Inc., Xilinx, Inc. and Altera Corporation, are currently available from only one supplier. In the past, there have been shortages of certain of these components because of vendor production problems and the inability of suppliers to increase delivery rates. In addition, the Company has experienced shortages of certain other key components. These component shortages and delays have resulted in delays in the shipment of the Company's products, and the component shortages have also resulted in higher component costs. When these components are in short supply, Yurie must compete for them with larger companies that often have longer established relationships with these vendors. Certain components that currently are readily available may become difficult to obtain in the future.

COMPETITION

   While the market for ATM access products is still evolving, the networking industry as a whole is intensely competitive. Among the companies who have already produced ATM access products are ADC Kentrox and OnStream Networks, which was recently acquired by 3Com. In addition, Sahara Networks, which was recently acquired by Cascade Communications, is reportedly developing an ATM access product. Other companies, including Cisco Systems/StrataCom, General DataComm and Newbridge Networks, have already developed networking equipment that may be competitive with the Company's products. The Company expects that some of these companies and other networking and computer systems companies may in the future announce plans to develop ATM access products that are directly competitive with the Company's products.

    The Company does not compete solely on the basis of price. Instead, it competes by offering superior features, performance, reliability and flexibility at competitive prices. Yurie's management is adopting this strategy because equipment price is only one component in overall communications costs. WAN bandwidth and network operating expenses generally exceed the total cost of the network equipment for a typical customer.

    As competition in the ATM access market increases, the Company believes that the ATM access industry may be characterized by the intense price competition similar to that present in the broader networking market. In response to this, the Company has already implemented cost improvement measures and will continue to seek ways to improve upon the LDR products' price-to-performance ratio.

INTELLECTUAL PROPERTY, PROPRIETARY INFORMATION AND TECHNICAL KNOW HOW

    The Company believes that its future success depends, in part, upon its ability to develop and protect proprietary technology contained in its products. The Company currently relies upon a combination of trade secret, copyright, patent and trademark laws, as well as contractual restrictions, to establish and protect proprietary rights in its products. The Company also has entered into nondisclosure, non-compete and invention assignment agreements with substantially all of its employees and nondisclosure agreements with certain of its suppliers, distributors and customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or independent third-party development of similar technologies. The Company also possesses and relies upon a valuable body of technical know how related to the design and operation of its products.

    The U.S. Patent and Trademark Office recently issued U.S. Patent No. 5,568,482 to the Company for its LANET protocol. LANET is a significant technological invention that allows ATM to run over transmission media of any speed or quality. The Company intends to provide the technology covered by the LANET patent at no cost to the public because it believes that making the LANET technology freely available to the public would have greater benefits than licensing the technology to third parties or preserving the technology solely for its own use. The Company, however, retains its patent rights in the LANET technology, although third parties are free to use the technology in unmodified form for their own purposes. The Company anticipates that making LANET available at no cost to the public will create demand for and facilitate widespread use of LANET and increase name recognition for Yurie as the developer of LANET.

    Two additional patent applications have been filed for (i) the AQueMan algorithm developed by the Company to regulate and prioritize the flow of traffic in ATM access products and (ii) error-tolerant addressing to enhance the ability to transport ATM cells over noisy links (e.g., wireless circuits). The Company intends to file another patent application within the next six months for a method to simplify authentication and key exchange in the establishment of secure links. The Company does not now intend to make any of the technologies described in these patent applications available to the public at no cost. There can be no assurance that the Company's patent applications will result in issued patents or that the Company's existing patent or future patents will be upheld as valid or prevent the development of competitive products. The failure of the Company to obtain a patent for AQueMan, or to be granted patents for any of its other Company-developed technologies, could have a material adverse effect on the Company's business and its growth prospects.

EMPLOYEES

    On March 21, 1997, Yurie employed 168 individuals on a full-time equivalent basis. Of these, 58 were involved in engineering, 25 were working in applications engineering in the federal division, 28 were employed in sales, marketing and customer support, 34 were engaged in manufacturing, and the remaining 23 were devoted to administration, finance and strategic planning. Approximately one-half of the Company's employees hold masters or higher degrees. The Company considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements, nor are there any collective bargaining agreements in place.

ITEM 2.  PROPERTIES

    The Company's principal offices are located in a 45,000 square foot facility leased by the Company at 10000 Derekwood Lane, Lanham, MD (a suburb of Washington, DC). Approximately 20.0% of the space in this facility is used or reserved for manufacturing, product development and testing; the balance is used or reserved for sales, marketing and other general and administrative activities. In December 1996, the building in which the Company's principal offices are located was sold. In connection with the sale, the Company and the purchaser of the building agreed to an amendment to the Company's lease, which changed the expiration date of the lease from August 31, 1999 to June 30, 1997. The amendment also gave the purchaser the right to terminate the lease with 60 days notice on either March 1, 1997 or April 1, 1997, and gave Yurie the right to terminate the lease upon 30 days notice on either April 1, 1997 or May 1, 1997. On March 1, 1997, the purchaser gave the Company 60 days notice of intent to terminate this lease and the Company must either negotiate a new lease or relocate to another facility. The Company is currently negotiating a lease for in excess of 100,000 square feet in a facility in close proximity to its current location, and expects to relocate during the 2nd quarter of 1997. The Company believes that this relocation will not materially disrupt its operations.

   The Company also leases 10,000 square feet of space for its federal division at 4601 Presidents Drive, Suite 210, Lanham, MD, 5,300 square feet of space for engineering offices at 2020 Challenger Drive, Suite 101, Alameda, CA, and sales office space at 3420 East Shea Boulevard, Phoenix, Arizona. Yurie believes that its present facilities are well maintained and in good operating condition although additional facilities may be needed to meet anticipated levels of operations in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 20, 1996, by unanimous written consent without a meeting, the stockholders of the Company approved the adoption of the Yurie Systems, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). A total of 200,000 shares of Common Stock have been reserved for issuance under the Stock Purchase Plan. Employees of the Company will be eligible to participate in the Stock Purchase Plan if they have been employed by the Company for at least 90 consecutive days. Employees who own 5% or more of the outstanding capital stock of the Company will not be eligible to participate. The Stock Purchase Plan will permit eligible employees to purchase Common Stock through payroll deductions, at a price equal to 85% of the fair market value of the Common Stock at the time of purchase.

    The stockholders also resolved to increase the total number of shares reserved for issuance under the Company's Stock Option Plan from 3.2 million to
5.0 million shares. The Stock Option Plan was amended to provide for automatic annual grants to independent directors of 5,000 stock options on June 30 of each year beginning on June 30, 1997. In addition, the Board (or the committee) was given the right to grant options to incoming directors upon their agreement to serve on the Board. The stockholders also amended the Stock Option Plan to provide that in the event of a transaction that constitutes a Change of Control (as defined in the Plan) of the Company, each outstanding option will automatically become exercisable as to all of the option shares immediately prior to the effective date of such transaction, subject to certain exceptions.

   The 401(k) Plan was also amended to provide that the Company's matching contributions will take the form of Common Stock and to provide that employees may become participants in the 401(k) Plan for the purpose of making salary contributions as of the first day of the quarter following their date of hire. The Board has reserved a total of 200,000 shares of Common Stock for issuance in connection with the 401(k) Plan.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY

   The Company completed its initial public offering on February 5, 1997 and commenced trading on the NASDAQ Stock Market (National Market) under the trading symbol YURI. From the commencement of trading through March 21, 1997, the Company's stock traded in the range of $9.25 to $16.75 per share. As of March 21, 1997, the Company had 41 registered holders, not including holders of shares registered in street name.

   Future stock prices may be subject to volatility particularly on a quarterly basis. Any shortfall in revenue or net income from amounts expected by security analysts could have an immediate and significant adverse affect on the trading price of the Company's stock.

DIVIDEND POLICY

   The Company has never paid cash dividends on its common stock. It currently intends to retain earnings to finance its growth and development, and does not anticipate paying cash dividends in the foreseeable future. The declaration and payment by the Company of any future dividends, and the amounts thereof, will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below is derived from the audited financial statements of the Company for the years ending December 31, 1993, 1994, 1995 and 1996. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the financial statements of the Company and the notes thereto included as Item 8 in this Form 10-K.



                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                  1993      1994      1995      1996
                                                  ----      ----      ----      ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF OPERATIONS DATA:
      Revenue:
           Product revenue .................       $  ---   $  ---    $2,870   $18,728
           Service revenue ...............            194    1,144     1,993     2,491
           Other revenue ....................         ---      ---     1,108       392
                                                   ------   ------    ------   -------
               Total revenue .................        194    1,144     5,971    21,611
      Cost of Revenue:
            Cost of product revenue .......           ---      ---     1,327     6,784
            Cost of service revenue ........          143      723     1,184     1,635
                                                      ---      ---     -----     -----
                Total Cost of Revenue ......          143      723     2,511     8,419
                                                      ---      ---     -----     -----
      Gross Profit .........................           52      420     3,460    13,192
      Operating Expenses:
            Research and Development ...                8       40       428     3,846
           Sales and Marketing ............           ---      ---       ---     1,547
           General and Administrative ....             61      219     1,588     2,700
                                                       --      ---     -----     -----
                Total Operating Expenses ..            68      259     2,016     8,093
                                                       --      ---     -----     -----
       Income (loss) from operations ....            (17)      161     1,444     5,099
      Other Income (expense)                          (6)        2        13        83
                                                      ---        -        --        --
       Income (loss) before income taxes             (23)      162     1,458     5,182
       Income Taxes                                  ----       42       561     2,030
       Net Income (loss) ..................        $ (23)   $  121    $  897   $ 3,152
                                                   ======   ======    ======   =======
       Net income per common share ...           $ (0.00)   $ 0.01    $ 0.04    $ 0.14
                                                 ========   ======    ======    ======
       Weighted average common and common
          equivalent shares outstanding(1)         17,542   17,542    21,710    21,811
                                                   ======   ======    ======    ======

 BALANCE SHEET DATA (AT END OF YEAR):
        Cash and cash equivalents.........         $    5  $   230    $3,780    $3,229
        Working capital.................             (82)    (130)       552     7,001
        Total assets....................               97      627     6,192    14,216
        Stockholders' equity (deficit)...            (77)       44     1,103     9,055

---------
 (1) Computed on the basis described in Note 1 of Notes to Financial
     Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Yurie began developing ATM access products in 1994 and began product shipments in February 1995. Prior to 1995, the Company's revenue was derived primarily from telecommunications consulting and related services.

    The Company generates revenue primarily from the sale of the LDR200, an ATM access product released in September 1996. The Company's first generation ATM access product, the LDR100, was first shipped in February 1995. Yurie continues to generate revenue from providing telecommunications and networking applications consulting services, though these services generate an increasingly smaller portion of total revenue. Since the release of the LDR100 in 1995, revenue generated from the sale of the LDR products continues to represent an increasingly larger portion of the Company's total revenue, and the Company expects this trend to continue.

    Since 1994, Yurie has had a strategic relationship with AT&T. In August 1995, pursuant to this relationship, AT&T and Yurie entered into the AT&T Agreement to facilitate the joint technical evaluation and marketing of the Company's LDR products. Under the AT&T Agreement, as amended, AT&T has the exclusive right to market and sell the LDR100 and the LDR200 in U.S. federal, state and local government markets and certain foreign government markets, and has committed to purchase at least $6.5 million, $10.0 million and $10.0 million of the LDR200 in 1996, 1997 and 1998, respectively. Sales of the LDR product line to AT&T represented 0.0%, 100.0% and 96.3% of product revenue in 1994, 1995 and 1996, respectively. For the year ended December 31, 1996, the Company shipped a total of $8.3 million of LDR200s to AT&T, $1.8 million in excess of AT&T's 1996 purchase order guarantee for this product of $6.5 million.

    In 1995 and 1996, the Company also generated non-recurring other revenue from one-time fees earned under the technology evaluation portion of the AT&T Agreement, which called for a total of $1.5 million to be earned over six months beginning in August 1995. All product revenue arising from sales to AT&T is presented net of the applicable discount.

    Prior to the Company's granting AT&T the exclusive right to market and sell Yurie's products in government markets, the Company made direct sales to certain government agencies. Since the Company granted this right to AT&T, AT&T has marketed and sold the Company's products to the government agencies to which the Company initially made direct sales, and the Company expects that AT&T will continue to market and sell Yurie's products to a substantial majority of these agencies as well as additional government agencies. The Company has now developed a direct sales force in order to pursue the telecommunications service provider and corporate end user markets.

    Revenue from the sale of Yurie's LDR product line is recognized at shipment. Revenue from the provision of telecommunications and networking applications consulting services is recognized as the services are performed. Payments received in advance of product delivery or the performance of services are recorded as unearned revenue and recognized upon shipment of product or performance of services by the Company. The LDR200 purchase price includes a standard warranty on parts and service, which provides that the product will be free from defects for a period of one year from the date of shipment. The Company does not anticipate generating revenue from extended service contracts. Beginning later in 1997, extended service for the Company's products will be provided by a third party.

    Cost of product revenue consists primarily of the direct material, direct labor, subcontract and overhead expenses associated with manufacturing and shipping the Company's LDR products. This cost also includes a reserve for warranty expenses. Cost of service revenue consists primarily of direct labor and overhead expenses associated with providing the Company's telecommunications and networking applications consulting services. The Company's other revenue has no associated direct costs.

    The Company's operating expenses are composed of research and development, sales and marketing and general and administrative expenses. Research and development expenses consist primarily of personnel costs, as well as the cost of materials, tools and other items associated with product development and prototyping. All software development costs are included in research and development expenses and have been expensed as incurred. Sales and marketing expenses consist primarily of personnel costs, promotional costs and related operating expenses. General and administrative expenses consist primarily of personnel costs associated with general management, finance, information technology and administration, as well as occupancy, accounting, legal and other general operating expenses.

    In view of the Company's rapid revenue growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of total revenue, except other data, which is expressed as a percentage of the applicable revenue type.



                                                                      YEAR ENDED DECEMBER 31,
                                                                     1994      1995      1996
 STATEMENT OF OPERATIONS DATA:
      Revenue:
            Product revenue ............................                 0.0%     48.1%    86.7%
            Service revenue ............................               100.0      33.4     11.5
            Other revenue ...............................                0.0      18.5      1.8
                                                                         ---      ----      ---
                  Total revenue ...........................            100.0     100.0    100.0
      Cost of revenue:
             Cost of product revenue ..................                  0.0      22.2     31.4
             Cost of service revenue ...................                63.3      19.8      7.5
                                                                        ----      ----      ---
                   Total cost of revenue .................              63.3      42.1     38.9
                                                                        ----      ----     ----
       Gross profit .....................................               36.7      57.9     61.1
       Operating expenses:
             Research and Development ...............                    3.5       7.2     17.8
             Sales and Marketing ......................                  0.0       0.0      7.2
             General and Administrative ...............                 19.2      26.6     12.5
                                                                        ----      ----     ----
                    Total operating expenses ............               22.7      33.8     37.5
                                                                        ----      ----     ----
        Income (loss) from operations ..............                    14.1      24.2     23.6
        Other income (expense) .......................                   0.1       0.2      0.4
                                                                         ---       ---      ---
         Income (loss) before income taxes ..........                   14.2      24.4     24.0
         Income taxes ...................................                3.6       9.4      9.4
                                                                         ---       ---      ---
         Net income (loss) ..............................               10.6%     15.0%    14.6%
                                                                        =====     =====    =====
 OTHER DATA:
         Gross margin
              Product ......................................             0.0%     53.8%    63.7%
              Service ......................................            36.7      40.6     34.3

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

    Revenue. Total revenue for 1996 was $21.6 million, compared with $6.0 million for 1995. This increase resulted primarily from an increase in sales of the Company's LDR products. Product revenue was $18.7 million during 1996 compared with $2.9 million during 1995. The Company also experienced a 25.0% increase in service revenue in 1996 compared to 1995, attributable to growth in both the number and size of contracts with U.S. government customers and government contractors. Other revenue in both periods came from fees earned under the AT&T Agreement, which called for a total of $1.5 million to be earned over the six months beginning in August 1995.

    During 1996 and 1995, product sales to and service contracts with U.S. government customers and government contractors comprised 96.3% and 100.0% of total revenue, respectively. Sales to or through AT&T represented $17.4 million, or 92.9% of product revenue during 1996 compared with $1.6 million, or 57.3% of product revenue during 1995. Sales to or through AT&T represented 87.0% and 71.8% of total revenue during 1996 and 1995, respectively.

    Gross Profit.   Gross profit increased to $13.2 million in 1996 from $3.5
million in 1995. Gross margins were 61.0% and 57.9% during 1996 and 1995, respectively. The improvement in gross margins was due primarily to the more rapid growth in product revenue, which has a higher gross margin than the Company's service revenue. During 1996, product gross margin was 63.8% compared with service gross margin of 34.4%. During 1995, product gross margin was 53.8% compared with service gross margin of 40.6%.

    Research and Development.   Research and development expenses were $3.8
million, or 17.8% of total revenue, in 1996, compared with $428,000, or 7.2% of total revenue, in 1995. This increase was due primarily to the hiring of additional engineering personnel and increased prototyping expenses related to the development of the Company's LDR products.

    Sales and Marketing.   Sales and marketing expenses were $1.5 million, or
7.2% of total revenue, in 1996. The Company incurred no sales and marketing expenses in 1995. The expenses incurred during 1996 resulted from the hiring of sales and marketing personnel to support the release of the Company's LDR200 product, and the Company's entry into the telecommunications service provider and corporate end user markets.

    General and Administrative.   General and administrative expenses increased
to $2.7 million in 1996 from $1.6 million in 1995. This increase was due primarily to higher personnel expenses, related to increased staffing in finance, information technology and administration undertaken in support of the Company's growth. Also, on June 1, 1996, the Company began a phased relocation of its operations to a larger, leased facility, resulting in higher occupancy costs. As a percentage of total revenue, general and administrative expenses were 12.5% and 26.6% in 1996 and 1995, respectively. The decrease as a percent of total revenue between the two years was due to the Company's significant increase in total revenue.

    Provision for Income Taxes.   The provision for income taxes in 1996 was
$2.0 million, resulting in an effective tax rate of 39.2%. In 1995, the provision was $561,000, resulting in an effective tax rate of 38.5%.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

    Revenue.   Total revenue in 1995 was $6.0 million, compared with $1.1 million in 1994. This increase was due primarily to three factors. The Company had $2.9 million in revenue from product sales in 1995 compared with none in 1994. Service revenue increased to $2.0 million in 1995 from $1.1 million in 1994 as a result of growth in both the number and size of contracts with U.S. government customers and government contractors. Also, the Company had $1.1 million of other revenue in 1995 from fees earned under the AT&T Agreement compared with none in 1994.

    During both 1995 and 1994, U.S. government customers and government contractors comprised 100.0% of total revenue. Sales to or through AT&T represented 57.3% of product revenue in 1995 and 71.8% and 52.4 % of total 1995 and 1994 revenues, respectively.

    Gross Profit.   Gross profit increased to $3.5 million in 1995 from
$420,000 in 1994. Gross margins were 57.9% and 36.7% for 1995 and 1994, respectively. The improvement in 1995 was due primarily to the commencement of product sales, which have higher gross margins than the Company's service revenue. In 1995, product gross margin was 53.8% compared with service gross margin of 40.6%. In 1994, service gross margin was 36.7%.

    Research and Development.   Research and development expenses were
$428,000, or 7.2% of total revenue in 1995, compared with $40,000, or 3.5% of total revenue, in 1994. The increase was due primarily to the hiring of additional engineering personnel related to development of the Company's LDR product line.

    Sales and Marketing.   The Company incurred no sales and marketing expenses
for either 1995 or 1994.

    General and Administrative.   General and administrative expenses were $1.6
million, or 26.6% of total revenue in 1995, compared with $219,000, or 19.2% of total revenue, in 1994. Both the dollar amount and percent of total revenue increases were due primarily to 1995 bonus payments totaling $1.1 million. These bonuses were paid primarily to senior executives of the Company. The Company also increased its personnel-related and general operating expenses in support of its sales growth.

    Provision for Income Taxes.   The provision for income taxes in 1995 was
$561,000, resulting in an effective tax rate of 38.5%. In 1994, the provision was $42,000, resulting in an effective tax rate of 25.6%. The lower effective tax rate in 1994 was due primarily to the Company being in a lower tax bracket and a net operating loss carry forward.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its working capital and capital expenditure requirements primarily through cash generated from operations and the sale of stock through a private placement. At December 31, 1996, the Company had cash and cash equivalents of approximately $3.2 million and working capital of $7.0 million, as compared to cash and cash equivalents of $3.8 million and working capital of $552,000 at December 31, 1995. The Company has available a $3.0 million revolving line of credit with Commerce Bank, located in College Park, Maryland, under a facility which is available through May 31, 1997 and bears interest at a floating rate ranging from the prime rate to the prime rate plus one percent. At December 31, 1996, the prime rate was 8.25%. Borrowings under this credit facility are secured by accounts receivable and inventory and are subject to certain maximum advance percentages against eligible accounts receivable, inventory and purchase orders. The Company does not have any borrowings outstanding under the line of credit, nor does it have any long-term debt.

    The Company's operating activities used cash of $3.4 million in 1996, largely to fund the growth it experienced during that period. Accounts receivable and inventory increased by $3.8 and $1.9 million, respectively, from year end 1995 to year end 1996. The Company also saw a decrease of $4.0 million in unearned revenue in 1996, due to the delivery of product to AT&T which had been prepaid at the end of 1995. Operating activities generated $4.0 million and $428,000 for the years 1995 and 1994, respectively. The increase in cash generated from operations in 1995 as compared to 1994 was due both to higher net income and to the payments made by AT&T in the fourth quarter of 1995, prior to the 1996 delivery of associated product.

    Cash used in investing activities was $1.7 million for 1996 and $436,000 and $202,000 for the years ended December 31, 1995 and December 31, 1994, respectively. In each period, cash was used for the purchase of property and equipment, primarily computer hardware and software and assembly and test equipment.

    Financing activities generated cash of $4.5 million in 1996 from the proceeds of the Company's issuance of common stock, net of certain deferred offering costs related to the Company's February 1997 Initial Public Offering. On November 7, 1996, the Company sold 400,000 shares of common stock to
Amerindo Technology Growth Fund, Inc. ("Amerindo") for $4.8 million.   This
transaction, along with additional shares purchased from selling shareholders, gave Amerindo 4.1% of the Company's common stock, after the completion of the February 1997 Initial Public Offering. There were no financing activities in either 1994 or 1995.

    On February 5, 1997, the Company completed its Initial Public Offering, selling 4.0 million new common shares and receiving net proceeds of $44.6 million after deducting underwriting discounts.

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation expense to be measured based on the fair market value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB No. 25, which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company has adopted SFAS 123 for disclosure purposes in 1996, but will continue to apply APB No. 25 with respect to recognition and measurement of its stock-based compensation awards to employees.

    In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". The new standard specifies the computation, presentation and disclosure requirements for entities with publicly held common stock. The objective of the statement is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the standards of other countries and with that of the International Accounting Standards Committee. This standard will be effective for the Company beginning in 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item 8 is presented in Item 14, beginning on page F-1 of this Form 10-K.

ITEM. 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

    The directors, executive officers and key employees of the Company are:

            NAME                   AGE                                POSITION
            ----                   ---                                --------
 Jeong H. Kim                       36       Chief Executive Officer and Chairman of the Board of
                                                Directors
 Kwok L. Li                         39       President, Chief Operating Officer and Director
 Barton Y. Shigemura                37       Senior Vice President, Sales and Marketing and
                                                Director
 Charles S. Marantz                 51       Vice President, Finance and Administration, Chief
                                                Financial Officer and Treasurer
 Quon S. Chow                       57       Vice President, Engineering
 Anthony J. DeMambro                55       Vice President, Operations
 William F. Flynn                   40       Vice President, Federal Division
 Joseph Miller                      40       Vice President, Marketing
 John J. McDonnell                  50       Corporate Counsel and Secretary
 Kenneth D. Brody                   53       Director
 Herbert Rabin                      68       Director
 R. James Woolsey                   55       Director
 William J. Perry                   69       Director
 Henry W. Sterbenz(1)               53       Vice President, Quality
 Catherine A. Graham(1)             36       Vice President, Finance

----------
(1) Key Employee

    Dr. Kim is the founder of Yurie and has served as Chief Executive Officer and a Director of the Company since its inception in February 1992, as well as President from its inception until March 1996. From 1990 to 1993, Dr. Kim served as Senior Project Engineer with AlliedSignal Technical Services Corporation, a subsidiary of AlliedSignal Inc. Previously, he served as an Engineering Consultant with SFA, Inc., a U.S. Department of Defense contractor and as a Nuclear Submarine Officer in the U.S. Navy. Dr. Kim holds a Ph.D. in Reliability Engineering from the University of Maryland, and an M.S. in Technical Management and a B.E.S. in Electrical Engineering and Computer Science from The Johns Hopkins University.

    Mr. Li has served as President and Chief Operating Officer of the Company since March 1996, a Director since 1995, and Executive Vice President and Chief Technical Officer from August 1994 through March 1996. Mr. Li was employed by Yurie on a part-time basis from its inception in 1992 through August 1994. From 1991 to 1994, Mr. Li was Director of Strategic Planning at WilTel, Inc., an interexchange carrier, and from 1988 to 1991, he was Manager of Fiber Access Systems Development for Bell Northern Research, Inc., a subsidiary conducting technological research and development for Northern Telecom Limited. Mr. Li holds a B.E.S. in Electrical Engineering from The Johns Hopkins University.

    Mr. Shigemura has served as Senior Vice President, Sales and Marketing and a Director of the Company since May 1996. From 1993 to 1996, Mr. Shigemura was Vice President, Marketing and Services and an executive officer for Premisys Communications, Inc., a manufacturer of integrated access products for telecommunications service providers, and from 1990 to 1993, he was Director, Product Line Management for Northern Telecom Limited, a telecommunications equipment manufacturer. Prior to that, he served as an Area Vice President, Sales for General DataComm Industries, Inc., a provider of wide area network and telecommunication products. Mr. Shigemura holds a B.S. in Marketing and Finance from the University of Southern California.

    Mr. Marantz has served as Vice President, Finance and Administration, Chief Financial Officer and Treasurer since August 1996. From 1993 to 1996, he was Director, Mergers and Acquisitions, of Global One, the joint venture among Sprint Corporation, a telecommunications service provider, France Telecom, the French telephone company, and Deutsche Telekom AG, the German telephone company. From 1992 to 1993, he was an independent financial advisor. From 1991 to 1992, he was with LiTel Communications, Inc., an interexchange carrier, first as a division CFO and then as Vice President of Corporate Development. Prior to 1991, Mr. Marantz held Vice President positions with several investment banking firms and was Chief Financial Officer of Omninet Corporation, a satellite communications company. Mr. Marantz holds S.B. and M.S. degrees in aeronautics and astronautics from the Massachusetts Institute of Technology and Stanford University, respectively, and an M.B.A. from the Harvard Business School.

    Mr. Chow has served as Vice President, Engineering of the Company since July 1996. Prior to joining the Company, he spent 30 years with Bell Northern Research, Inc. a subsidiary conducting technological research and development for Northern Telecom Limited, where his last position was Director, Broadband Systems Development. Mr. Chow holds an M.S. and a B.S. in Electrical Engineering from the University of New Brunswick and the University of British Columbia, respectively.

    Mr. DeMambro has served as Vice President, Operations of the Company since October 1996. From 1993 until to joining the Company, he was Vice President of Operations for Steinbrecher Corporation, now Tellabs Wireless, Inc. From 1991 to 1993, he was Director of Operations for Aviv Corporation, a manufacturer of data storage products. From 1989 to 1991 he was Vice President of Manufacturing for EMC2 Corporation, also a manufacturer of data storage products.

    Mr. Flynn has served as Vice President, Federal Division of the Company since July 1996, and was Director of Government Programs from May 1994 through June 1996. From 1990 to 1994, he was a Senior Manager, Program Development and Technical Liaison for McDonnell Douglas Aerospace, a manufacturer of aerospace systems. Previously, Mr. Flynn was Marketing Manager, Exploitation Systems for Unisys Defense Systems and a Naval Flight Officer in the U.S. Navy. Mr. Flynn holds an M.B.A. from Averett College and a B.A. in Journalism from the University of South Carolina.

    Mr. Miller has served as Vice President, Marketing since May 1996. From 1993 to 1996, he was Director of Marketing for Premisys Communications, Inc., a manufacturer of integrated access products for telecommunications service providers. From 1986 to 1993, he held various management positions at Network Equipment Technologies, a network equipment company. Mr. Miller holds a B.S. in Business from Golden Gate University.

    Mr. McDonnell has served as Corporate Counsel and Secretary of the Company since June 1996 and is presently employed on a part time basis. He founded Coagulation Diagnostics, Inc., a medical diagnostics device company, in 1995, and serves as its Chief Executive Officer. From 1990 to 1995, he was Counsel with Reed Smith Shaw & McClay, a law firm. He previously served as Executive Vice President and General Counsel for Fairchild Space and Defense Corporation, Senior Vice President and General Counsel for Fairchild Industries, Inc. and Principal Deputy General Counsel of the Department of the Navy. Mr. McDonnell serves on the Boards of Directors of Geraghty and Miller, Inc., an environmental engineering firm and Sequoia National Bank. Mr. McDonnell holds an A.B. from Boston College and a J.D. from Fordham Law School.

    Mr. Brody has served as a Director of the Company since June 1996. Mr. Brody is the founding partner of Winslow Partners LLC, a private equity investment firm in Washington, D.C. From 1993 to early 1996, Mr. Brody served as President and Chairman of the Export-Import Bank of the United States. Prior thereto, he was a Partner at Goldman, Sachs & Co., where he served as a member of the firm's Management Committee and founded and headed the high technology investment banking group. Mr. Brody is a director of Alex. Brown Incorporated. Alex. Brown & Sons Incorporated, one of the representatives of the underwriters for this offering, is a wholly-owned subsidiary of Alex. Brown Incorporated. Mr. Brody holds an M.B.A. from the Harvard Business School and a B.S. in Electrical Engineering from the University of Maryland.

    Dr. Rabin has served as a Director of the Company since 1995. Dr. Rabin is Director of the Engineering Research Center and Associate Dean of the College of Engineering at the University of Maryland, where he has been Professor of Electrical Engineering since 1983. He was Deputy Assistant Secretary of the Navy (Research, Applied and Space Technology) from 1979 through 1983 and Associate Director of Research at the Naval Research Laboratory from 1971 through 1979. He currently serves as a Director of General Research Corporation International and the National Technological University. Mr. Rabin holds a Ph.D., an M.S. and a B.S. in Physics from the University of Maryland, the University of Illinois and the University of Wisconsin, respectively.

    Mr. Woolsey has served as a Director of the Company since April 1996. Mr. Woolsey served the United States as the Director of Central Intelligence from 1993 to 1995, after which he returned to the law firm of Shea & Gardner, in Washington, DC, where he became a partner in 1979. Mr. Woolsey is a Director of United States Fidelity & Guaranty Company and Sun Healthcare Group, Inc. Mr. Woolsey holds an L.L.B. from Yale Law School, an M.A. from Oxford University and a B.A. from Stanford University.

    Dr. Perry has served as a Director of the Company since January 1997. He served as the Secretary of Defense from 1994 to 1997, and served as Deputy Secretary of Defense from 1993 to 1994. From 1989 to 1993, Dr. Perry was a professor in the School of Engineering at Stanford University, and also served as the Chairman of Technology Strategies Alliances and as a Co-Director of Stanford's Center for International Security and Arms Control. Dr. Perry holds a Ph.D. in Mathematics from Penn State University and an M.S. and B.S. in Mathematics from Stanford University.

    Mr. Sterbenz has served as Vice President, Quality of the Company since July 1996 and was Vice President and Secretary from September 1995 through June 1996. From 1987 to 1995, he was a Program Manager at Kaman Sciences Corporation, a systems development and integration company, working in weapon systems engineering and corporate information management. From 1965 to 1987, he served as an officer in the U.S. Army. Mr. Sterbenz holds an M.B.A. from Long Island University, an M.S. in Physics from the Naval Post Graduate School and a B.S. in Engineering from the U.S. Military Academy.

      Ms. Graham has served as Vice President, Finance of the Company since February 1996. From 1994 to 1995, she was a financial consultant with Smith Barney. From 1991 to 1994, she was Chief Financial Officer, Treasurer and Senior Investor Relations Officer at DavCo Restaurants, Inc., a franchisee of Wendy's International, Inc., and from 1988 to 1991, she was Vice President, Structured Finance for MNC Financial, Inc., a bank holding company. Ms. Graham holds an M.B.A. from Loyola College and a B.A. in Economics from the University of Maryland.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Dr. Kim and Mr. Li each filed a Form 4 for the month of February 1997, reflecting the sale of shares in connection with the underwriters' exercise of their overallotment option. These forms were filed four days late.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth information concerning compensation for services rendered in all capacities to the Company by the Chief Executive Officer and the four most highly compensated executive officers of the Company other than the Chief Executive Officer for the fiscal years ended December 31, 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                 ANNUAL COMPENSATION                COMPENSATION
                                                                    OTHER ANNUAL     RESTRICTED      ALL OTHER
NAME AND PRINCIPAL          YEAR     SALARY ($)       BONUS ($)     COMPENSATION    STOCK AWARDS   COMPENSATION
POSITIONS(1)                                                             ($)             ($)            ($)
Jeong H. Kim(4)             1996          200.000             ----      16,616(2)            ----            ----
 Chief Executive Officer    1995          206,112          656,865      41,346(3)            ----            ----
                            1994          346,235           26,870      17,715(3)            ----            ----

Kwok L. Li(4)               1996          150,000             ----      11,407(2)            ----            ----
  President and Chief       1995          140,851          250,077      25,962(3)      154,000(5)       15,940(6)
  Operating Officer         1994           52,492            3,366       5,911(3)            ----            ----

Barton Y. Shigemura         1996           89,559            5,000         308(2)            ----        4,680(6)
  Senior Vice President,    1995             ----             ----           ----            ----            ----
  Sales & Marketing(7)      1994             ----             ----           ----            ----            ----

Quon S. Chow(7)             1996           62,645             ----           ----            ----       10,222(6)
  Vice President,           1995             ----             ----           ----            ----            ----
        Engineering         1994             ----             ----           ----            ----            ----

William F. Flynn            1996           93,722           20,000       2,458(2)            ----            ----
  Vice President, Federal   1995          107,164           10,000      11,482(3)            ----            ----
  Division                  1994           59,884              603       2,992(3)            ----            ----

(1) Mr. Marantz, who joined the Company on August 12, 1996, is expected to be included in the Fiscal 1997 Summary Compensation Table along with Dr. Kim and Messrs. Li , Shigemura, and Chow.

(2) For Dr. Kim and Messrs. Li and Flynn, includes the Company's contribution to their 401(k) plan of $10,000, $7,500 and $2,458, respectively. For Dr. Kim and Messrs. Li and Shigemura, also includes compensation related to their use of Company-leased vehicles in the amount of $6,616, $1,846 and $308, respectively

(3) Includes payments for unused vacation and sick leave and the Company's contribution to pension plans.

(4) The Company has entered into employment agreements with Dr. Kim and Mr. Li.

(5) Represents 4,000,000 shares of Common Stock granted to Mr. Li in March 1995.

(6) Represents reimbursed relocation expenses and, for Mr. Li, applicable associated taxes.

(7) Messrs. Shigemura and Chow joined the Company in May 1996 and July 1996, respectively.

COMPENSATION OF DIRECTORS

    During 1995 and 1996, each of the Company's independent directors received $5,000 per year for serving as members of the Board of Directors, and the same amount is expected to be paid for service in 1997. During 1996, Dr. Rabin and Messrs. Woolsey and Brody received options to purchase 121,000, 100,000 and 75,000 shares of Common Stock, respectively. During January 1997, Dr. Perry received options to purchase 75,000 shares of Common Stock. These options have a weighted average exercise price of $2.23 and vest periodically over 4 years. In addition, Mr. Brody purchased an option for 1,000,000 additional shares of Common Stock from Dr. Kim. The Company has amended its Stock Option Plan to provide for annual automatic option grants of 5,000 options to its independent directors.

STOCK OPTION PLAN

    The Stock Option Plan was adopted by the Company's Board of Directors on January 31, 1996 and amended on April 2, 1996, July 18, 1996, September 6, 1996 and December 20, 1996. A total of 5.0 million shares have been reserved for issuance under the Stock Option Plan. As of March 21, 1997, options to acquire an aggregate of 3,539,122 shares of Common Stock were outstanding pursuant to the Stock Option Plan. In general, these options vest over a four-year period from their grant date and expire after a specified period not to exceed ten years.

     Neither Dr. Kim or Mr. Li hold any options to purchase shares of Common Stock under the Stock Option Plan. Other executive officers, directors and key employees have been granted options to purchase shares under the Stock Option Plan as of March 21, 1997 as follows: Barton Y. Shigemura-1,000,000 shares; Charles S. Marantz-100,000 shares; Quon S. Chow-100,000 shares; Anthony J. DeMambro-75,000 shares; William F. Flynn-100,000 shares; Joseph Miller-110,000 shares; John J. McDonnell-30,000 shares; Herbert Rabin-121,000 shares; R. James Woolsey-100,000 shares; Kenneth D. Brody-75,000 shares; William J. Perry-75,000 shares; Henry W. Sterbenz-50,000 shares; and Catherine A. Graham-50,000 shares. These options have exercise prices ranging from $.52 to $9.00 per share and a weighted average exercise price of $1.22. All of these options vest periodically through January 2001.

    The Stock Option Plan, as amended, provides for automatic annual grants to independent directors of 5,000 stock options on June 30 of each year beginning on June 30, 1997. In addition, the Board (or the committee) may grant options to incoming directors upon their agreement to serve on the Board. The Stock Option Plan also provides that in the event of a transaction that constitutes a Change of Control (as defined in the Plan) of the Company, each outstanding option will automatically become exercisable as to all of the option shares immediately prior to the effective date of such transaction, subject to certain exceptions.

    The options granted under the Stock Option Plan are not incentive stock options within the meaning of Section 422 of the Internal Revenue Code.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information known to the Company with respect to the beneficial ownership of Common Stock as of March 21, 1997, by
(i) each person who is known by the Company to beneficially own 5% or more of outstanding Common Stock, (ii) each of the Company's directors, (iii) each executive officer named in the Summary Compensation Table, (iv) certain key employees of the Company and (v) all directors, executive officers and key employees of the Company as a group. Unless otherwise indicated, the person or persons named have sole voting and investment power.

 NAME                                           NUMBER OF SHARES(1)             PERCENT
 ----                                           -------------------             -------
 Jeong H. Kim(2)                                           14,250,000            57.9%
 10000 Derekwood Lane
 Lanham, MD 20706

 Kwok L. Li(4)                                              3,650,000             14.8
 10000 Derekwood Lane
 Lanham, MD 20706

 Kenneth D. Brody(4)                                          750,000             3.0

 Barton Y. Shigemura                                          265,625             1.1

 R. James Woolsey(5)                                           79,167              *

 Quon S. Chow                                                  50,000              *

 Joseph Miller                                                 50,000              *

 William F. Flynn                                              50,750              *

 Herbert Rabin                                                 43,083              *

 Anthony J. DeMambro                                           22,500              *

 Henry W. Sterbenz                                             20,667              *

 Catherine A. Graham                                           14,583               *

 Charles S. Marantz                                              ----             ----

 John J. McDonnell                                               ----             ----

 William J. Perry                                                ----             ----

 All executive officers, directors and key                 19,246,375            77.8%
   employees as a group (15 persons)
-------------

*   Less than 1%.
(1) Includes shares issuable pursuant to options exercisable currently or within 60 days of the date of this Form 10-K.
(2) Includes 250,000 shares subject to the Brody Option that have not vested and will not vest within 60 days of the date of this Prospectus. In November 1996, Dr. Kim sold 500,000 shares of Common Stock to Amerindo, and in February 1997, he sold 500,000 shares of Common Stock to satisfy the underwriters over-allotment in the Company's Initial Public Offering.
(3) In May 1995, the Company granted 4,000,000 shares of Common Stock to Mr. Li. In October 1996, he sold 150,000 shares to various employees and a director of the Company. In November 1996, he sold 100,000 shares of Common Stock to Amerindo, and in February 1997, he sold 100,000 shares of Common Stock to satisfy the underwriters over-allotment in the Company's Initial Public Offering. Includes 1,000,000 shares owned by Mr. Li's spouse, as to which he disclaims beneficial ownership.
(4) Does not include 250,000 shares subject to the Brody Option that will vest in June 1997.
(5) Mr. Woolsey's shares are held jointly with his spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN STOCK TRANSACTIONS

    On July 1, 1996, Dr. Jeong H. Kim and Kenneth D. Brody entered into an option purchase agreement (the "Option Purchase Agreement"), pursuant to which Mr. Brody purchased for $500,000 an option (the "Brody Option") to buy 1,000,000 shares of the Common Stock from Dr. Kim at an exercise price of $4.00 per share. The Brody Option vests in four equal installments, provided that Mr. Brody is still serving or is willing to serve as a director of the Company, on September 3, 1996, December 3, 1996, March 3, 1997 and June 3, 1997, subject to early vesting immediately prior to any "Change of Control Event." A Change of Control Event is defined as any event the result of which is that Dr. Kim ceases to beneficially own 40% of the voting power of the Company's then outstanding voting securities. To secure Dr. Kim's obligations to deliver shares of Common Stock to Mr. Brody upon exercise of the Brody Option, Dr. Kim granted Mr. Brody a security interest in all of the shares of Common Stock subject to the Brody Option. Mr. Brody may assign the Brody Option, in whole or in part, subject to the limitation that each assignee (with the exception of Affiliates and family members) must be assigned a portion of the Brody Option covering at least 200,000 shares of Common Stock. The Brody Option is exercisable for a term of 20 years.

    On May 22, 1995, the Company issued 4,000,000 shares of Common Stock to Kwok Li as compensation for his services to the Company in connection with the development of the LDR100. The Company also issued 200 Shares of Common Stock to William F. Flynn as compensation for his services to the Company. Mr. Flynn was not an officer of the Company at the time this stock was issued.

    Certain executive officers and directors of the Company have been granted options to purchase shares of the Common Stock of the Company as follows:
Barton Y. Shigemura-1,000,000 shares; Charles S. Marantz-100,000 shares; Quon
S. Chow-100,000 shares; Anthony J. DeMambro-75,000 shares; William F. Flynn-100,000 shares; Joseph Miller-110,000 shares; John J. McDonnell-30,000; Herbert Rabin-121,000 shares; R. James Woolsey-100,000 shares, Kenneth D. Brody-75,000 shares and William J. Perry-75,000 shares. These options have exercise prices ranging from $.52 to $9.00 per share.

    On January 14, 1997, the Company entered into a consulting agreement with In Y. Chung, under which Mr. Chung will perform consulting and business development activities for the Company in the Pacific Rim area. Pursuant to this consulting agreement, the Company granted options to purchase 50,000 shares of Common Stock at an exercise price of $9.00 per share to Mr. Chung. These options vested upon their grant. Mr. Chung is the father-in-law of Dr. Jeong H. Kim.

    The Company has adopted a policy providing that all material transactions between the Company and its officers, directors and other affiliates must be approved by a majority of the members of the Company's board of directors and by a majority of the disinterested members of the Company's board of directors and be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

CERTAIN RELATIONSHIPS

    R. James Woolsey, a director of the Company, is a partner in the law firm of Shea & Gardner, which is one of several firms that performs legal work for the Company. Kenneth D. Brody, also a director of the Company, is a director of Alex. Brown Incorporated. Alex. Brown & Sons Incorporated, one of the representatives of the underwriters for the Company's recent initial public offering, is a wholly-owned subsidiary of Alex. Brown Incorporated.

         In March 1997, Kwok Li, the Company's President, Chief Operating Officer and a Director, became a substantial minority shareholder in Splitrock Services, Inc. ("Splitrock"), a Texas corporation recently formed to provide turnkey communications systems specifically configured to meet the needs of large network users. In March 1997, Splitrock ordered approximately $1.7 million of Yurie equipment for an end-user system. Management believes that the terms and conditions of this sale are no less favorable to the Company than could be obtained from unaffiliated third party purchasers. On that basis, and as circumstances permit, Yurie intends to make other sales of its product to Splitrock for use in networks owned by Splitrock or designed by it for third party end users.

                                    PART 1V

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



                         INDEX TO FINANCIAL STATEMENTS



 Independent Auditors' Report                                                                    F-2

 Balance Sheets as of December 31, 1995 and 1996                                                 F-3

 Statement of Operations for Years Ended December 31, 1994, 1995 and 1996                        F-4

 Statements of Stockholders' Equity (Deficit) for Years Ended December 31, 1994, 1995 and        F-5
 1996

 Statements of Cash Flows for Years Ended December 31, 1994, 1995 and 1996                       F-6

 Notes to Financial Statements                                                                   F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
    Yurie Systems, Inc.:

    We have audited the accompanying balance sheets of Yurie Systems, Inc. as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yurie Systems, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the financial statements, in 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."


/s/   Deloitte & Touche LLP
Washington, DC
March 7, 1997

                              YURIE SYSTEMS, INC.

                                 BALANCE SHEETS


                                                                                DECEMBER 31,
                                                                          1995                   1996
                                                                 --------------------   ---------------------
                             ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                                          $3,779,800              $3,229,069
    Accounts receivable - trade                                         1,172,394               4,931,012
    Accounts receivable - other                                             2,828                  54.154
    Inventory                                                             654,447               2,599,915
    Deferred offering costs                                                   ---                 910,442
    Deferred income taxes                                                     ---                   9,301
    Prepaid expenses                                                        5,164                 392,881
                                                                 --------------------   ---------------------
          Total current assets                                          5,614,633              12,126,774
                                                                 --------------------   ---------------------
 PROPERTY AND EQUIPMENT:
    Furniture and equipment                                                90,250                 206,522
    Software                                                               50,622                 355,168
    Computer and office equipment                                         504,481               1,803,362
                                                                 --------------------   ---------------------
           Total property and equipment                                   645,353               2,365,052
    Less accumulated depreciation and amortization                       (89,257)               (333,751)
                                                                 --------------------   ---------------------
                   Net property and equipment                             556,096               2,031,301
                                                                 --------------------   ---------------------
 OTHER ASSETS                                                              20,938                  57,756
                                                                 --------------------   ---------------------
       TOTAL ASSETS                                                    $6,191,667             $14,215,831
                                                                 ====================   =====================

              LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable                                                   $  295,591              $1,969,714
    Accrued liabilities                                                   270,279               3,156,385
    Unearned revenue                                                    4,000,000                     ---
    Deferred income taxes                                                  64,995                     ---
    Income taxes payable                                                  432,059                     ---
                                                                 --------------------   ---------------------
          Total current liabilities                                     5,062,924               5,126,099
 ACCRUED RENT                                                              25,661                  14,932
 DEFERRED INCOME TAXES                                                        ---                  19,310
 STOCKHOLDERS' EQUITY:
      Preferred Stock, par value $.01, authorized 10,000,000                  ---                     ---
      shares, none issued
      Common Stock, par value $.01 per share; authorized
      30,000,000 shares in 1995 and 50,000,000 in 1996;  issued
      and outstanding, 20,208,400 shares at December 31, 1995
      and 20,608,400 shares at December 31, 1996                          202,084                 206,084
    Additional paid-in capital                                            119,939               4,915,939
    Retained earnings                                                     781,059               3,933,467
                                                                 --------------------   ---------------------
          Total stockholder's equity                                    1,103,082               9,055,490
                                                                 --------------------   ---------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $6,191,667             $14,215,831
                                                                 ====================   =====================





                       See notes to financial statements.

                              YURIE SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS



                                                                     YEAR ENDED DECEMBER 31,
                                                       1994                 1995                  1996
                                                  ----------------    ------------------    ------------------
 REVENUE:
    Product revenue                                    $      ---            $2,869,937          $18,728,525
    Service revenue                                     1,143,520             1,992,669            2,490,563
    Other revenue                                             ---             1,108,333              391,667
                                                  ----------------    ------------------    ------------------
          Total revenue                                 1,143,520             5,970,939           21,610,755

 COSTS OF REVENUE:
    Cost of product revenue                                   ---             1,326,702            6,783,520
    Cost of service revenue                               723,481             1,184,093            1,635,427
                                                  ----------------    ------------------    ------------------
          Total cost of revenue                           723,481             2,510,795            8,418,947
                                                  ----------------    ------------------    ------------------

 GROSS PROFIT                                             420,039             3,460,144           13,191,808

 OPERATING EXPENSES:
    Research and development                               39,875               427,815            3,846,654
    Sales and marketing                                       ---                   ---            1,547,120
    General and administrative                            219,344             1,588,154            2,699,606
                                                  ----------------    ------------------    ------------------
          Total operating expenses                        259,219             2,015,969            8,093,380
                                                  ----------------    ------------------    ------------------

 INCOME FROM OPERATIONS                                   160,820             1,444,175            5,098,428

    Other income                                            1,583                13,341               83,375
                                                  ----------------    ------------------    ------------------
 INCOME BEFORE INCOME TAXES                               162,403             1,457,516            5,181,803

     Provision for income taxes                            41,535               560,661            2,029,395
                                                  ----------------    ------------------    ------------------
            NET INCOME                                 $  120,868            $  896,855           $3,152,408
                                                  ================    ==================    ==================


 NET INCOME PER COMMON SHARE                           $     0.01             $    0.04           $     0.14
                                                  ================    ==================    ==================

 WEIGHTED AVERAGE SHARES OUTSTANDING                   17,542,408            21,710,064           21,811,082
                                                  ================    ==================    ==================





                       See notes to financial statements.

                              YURIE SYSTEMS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)





                                                       COMMON STOCK            ADDITIONAL       RETAINED
                                             -------------------------------     PAID-IN         EARNINGS
                                                 SHARES          AMOUNT          CAPITAL        (DEFICIT)          TOTAL
                                             ----------------------------------------------------------------------------------
 BALANCE, JANUARY 1, 1994                         16,000,000       $ 160,000      $              $ (236,664)        $ (76,664)
       Net income                                        ---             ---             ---         120,868           120,868
                                             ----------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1994                       16,000,000         160,000             ---       (115,796)            44,204
       Common stock issuance                       4,208,400          42,084         119,939             ---           162,023
       Net income                                        ---             ---             ---         896,855           896,855
                                             ----------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1995                       20,208,400         202,084         119,939         781,059         1,103,082
       Common stock issuance                         400,000           4,000       4,796,000             ---         4,800,000
       Net income                                        ---             ---             ---       3,152,408         3,152,408
                                             ----------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1996                       20,608,400      $  206,084      $4,915,939      $3,933,467        $9,055,490
                                             ==================================================================================





                       See notes to financial statements.

                              YURIE SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                          YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                                 1994                 1995               1996
                                                          ------------------     ----------------    ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $  120,868           $  896,855         $3,152,408
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Depreciation                                               11,220               76,249            244,494
          Compensation due to stock issuance                           ----              162,023                ---
          Deferred income taxes                                      22,315               42,680           (54,986)
    Changes in assets and liabilities:
          Accounts receivable                                     (137,943)          (1,000,316)        (3,809,944)
          Inventory                                                     ---            (654,447)        (1,945,468)
          Prepaid expenses                                         (10,665)                5,851          (387,717)
          Other assets                                             (15,220)              (5,718)           (36,818)
          Accounts payable and other accrued expenses                73,368              318,695          3,907,229
          Income taxes payable                                       19,220              412,839          (432,059)
          Due to/from stockholder                                    50,601                (583)                ---
          Unearned revenue                                          275,437            3,724,563        (4,000,000)
          Accrued rent                                               18,511                7,150           (10,729)
                                                          ------------------     ----------------    ----------------
    Net cash provided by (used in) operating activities             427,712            3,985,841        (3,373,590)
                                                          ------------------     ----------------    ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property and equipment                    (202,250)            (436,229)        (1,719,699)
                                                          ------------------     ----------------    ----------------
   Net cash used in investing activities                          (202,250)            (436,229)        (1,719,699)
                                                          ------------------     ----------------    ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
           Deferred offering costs                                      ---                  ---          (257,442)
           Proceeds from issuance of common stock                       ---                  ---          4,800,000
                                                          ------------------     ----------------    ----------------
    Net cash provided by financing activities                           ---                  ---          4,542,558
                                                          ------------------     ----------------    ----------------

 NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       225,462            3,549,612          (550,731)
 CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR                                                                4,726              230,188          3,779,800
                                                          ------------------     ----------------    ----------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                          $  230,188          $ 3,779,800        $ 3,229,069
                                                          ==================     ================    ================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
           Cash paid for income taxes                            $      ---          $   105,142        $ 2,699,000
                                                          ==================     ================    ================


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During 1995, the Company issued 4,208,400 shares of Common Stock that was recorded as compensation expense in the amount of $162,023.

The Company has accrued deferred offering costs of $653,000.



                       See notes to financial statements.

                              YURIE SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Yurie Systems, Inc. (formerly Integrated Systems Technology, Inc.) is a Delaware corporation that was incorporated in February 1992. The Company designs, manufactures, markets and services asynchronous transfer mode ("ATM") access products for telecommunications service providers, corporate end users and government end users. ATM is a standard for packaging and switching digital information that facilitates high speed information transmission with a high degree of efficiency.

    Revenue Recognition - For financial reporting purposes, the Company records revenue from product sales on the ship and bill method. Contract service revenue is primarily generated from cost-reimbursable contracts, including cost-plus-fixed-fee contracts, and is recorded on the basis of reimbursable costs plus a pro rata portion of the fee. A portion of the Company's service revenue is derived from various fixed-price contracts and is accounted for using the percentage-of-completion method. Losses on contracts, if any, are recorded when they become known. Contract costs for services supplied to the U.S. government, including indirect expenses, are subject to audit by the government's representatives. All revenue is recorded in amounts that are expected to be realized upon final settlement.

    Cash and Cash Equivalents - The Company considers all highly liquid temporary investments including those with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of interest bearing accounts.

    Unbilled Receivables - Unbilled receivables include certain costs and a portion of the fee and expected profit which is billable upon completion of the contracts or the completion of certain tasks under terms of the contracts.

    Inventories - Inventory is stated at the lower of cost or market using the first-in, first-out method.

    Depreciation and Amortization - Property and equipment is recorded at cost. The cost of furniture and computer and office equipment is depreciated from the date of installation using the straight-line method over the estimated useful lives of the various classes of property, which range from three to seven years. The costs of software are amortized using the straight-line method over three years.

    Warranty Reserve - Estimated warranty costs are accrued at the time revenue is recognized and are charged to cost of revenues.

    Software Development Costs - Software development costs incurred for products to be sold are capitalized after technological feasibility has been established, which is consistent with the guidance under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." As of December 31, 1996, all costs related to software development have been expensed as incurred.

    Deferred Offering Costs - Legal and other incremental costs associated with raising capital through an initial public offering are capitalized on the balance sheet. Such costs are subsequently netted against the proceeds of the stock offering to which they relate. Such costs would be written off to operations in the period in which the related offering is abandoned. There are no deferred costs included in the balance sheets at December 31, 1994 and 1995. Deferred offering cost at December 31, 1996 was $910,442.

    Income Taxes - The provision for income taxes includes Federal and state income taxes currently payable plus the net change during the year in the deferred tax liability or asset. The current or deferred tax consequences of all events that have been recognized in the financial statements are measured based on provisions of enacted tax law to determine the amount of taxes payable or refundable in future periods.

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in the disclosures of contingent assets and liabilities. Actual results could differ from those estimates.

    Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk principally consist of trade accounts receivable. The Company's largest commercial customer accounted for approximately 66% and 63% of gross accounts receivable at December 31, 1995 and 1996, respectively. In addition, other customers with balances in excess of 10% accounted for approximately 23% of gross accounts receivable as of December 31, 1995. There were no other customers with a balance in excess of 10% as of December 31, 1996. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support customer receivables. Losses on uncollectible accounts have consistently been within management's expectations and have historically been minimal.

    Net Income (Loss) Per Share - Net income per common and common share equivalents at December 31, 1994, 1995 and 1996 were computed based upon the weighted average number of common and common share equivalents, outstanding during the period. Common share equivalents consist of stock options calculated using the treasury stock method. Retroactive restatement has been made for the forty-to-one stock split on January 3, 1995 and the two-to-one stock split on April 3, 1996. Primary and fully diluted earnings per share are the same. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and options to purchase common stock issued within one year prior to the initial filing of the Registration Statement at prices below the assumed initial public offering price will be included as outstanding for all periods presented, using the treasury stock method.

    New Accounting Pronouncements - As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of. The adoption had no effect on the financial position or the results of operations of the Company. SFAS No. 123, Accounting for Stock-Based Compensation, has been adopted by the Company as of December 31, 1996. However, the Company has not adopted the recognition and measurement provisions of SFAS No. 123 and therefore, will provide only the applicable disclosures. (See Note 11).

    Reclasssifications - Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

2.  LINE OF CREDIT

    From January 1, 1995 to June 28, 1996, the Company had a credit agreement with Commerce Bank, which provided for maximum borrowings of $100,000. At December 31, 1995, there were no borrowings under this agreement.

    On June 28, 1996, the Company entered into a revolving loan agreement with Commerce Bank, which provides for maximum borrowings of $3,000,000, based upon certain percentages of accounts receivable and inventory as borrowing bases. The interest varies from prime to prime plus 1% depending upon the amounts borrowed. At December 31, 1996, the prime rate was 8.25%. The agreement expires on May 31, 1997. At December 31, 1996, there were no borrowings under this agreement.

3.  ACCOUNTS RECEIVABLE-TRADE

    Trade accounts receivable consisted of the following:

                                                                                DECEMBER 31,
                                                                        1995                     1996
                                                                 ---------------            ---------------
 Billed                                                             $  748,372                 $4,166,149
 Unbilled                                                              424,022                    764,863
                                                                 ---------------            ---------------
       Total accounts receivable - trade                            $1,172,394                 $4,931,012
                                                                 ===============            ===============

4.  INVENTORY

    Inventory consisted of the following:

                                                                              DECEMBER 31,
                                                                      1995                        1996
                                                                 ---------------            ---------------
 Raw materials                                                        $246,291                 $1,836,581
 Work-in-process                                                       325,101                    688,686
 Finished goods                                                         83,055                     74,648
                                                                 ---------------            ---------------
       Total inventory                                                $654,447                 $2,599,915
                                                                 ===============            ===============


5.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                                                         DECEMBER 31,
                                                              1995                           1996
                                                        --------------                  --------------
 Accrued salaries and employee benefits                    $269,386                        $1,563,704
 Accrued sales and use tax                                      ---                           272,784
 Warranty accrued                                               ---                           544,306
 Deferred offering costs                                        ---                           653,000
 Other accrued liabilities                                      893                           122,591
                                                        --------------                  --------------
       Total accrued liabilities                           $270,279                        $3,156,385
                                                        ==============                  ==============

6.  UNEARNED REVENUE

    Unearned revenue at December 31, 1995 represents prepayment from AT&T for purchases of products which had not been delivered as of the end of the reporting period. All products had been delivered as of December 31, 1996.

7.  INCOME TAXES

    The provision for income taxes is comprised of the following:

                                                     YEAR ENDED DECEMBER 31,
                                      1994                        1995                         1996
                                 -------------              ----------------           ---------------
 Current                             $19,220                    $519,700                   $2,084,381
 Deferred                             22,315                      40,961                     (54,986)
                                 -------------              ----------------           ---------------
       Total                         $41,535                    $560,661                   $2,029,395
                                 =============              ================           ================

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:


                                                                               YEAR ENDED DECEMBER 31,
                                                             1994                         1995                         1996
                                                        --------------               --------------              -------------
 Expected statutory amount                                   34.0%                        34.0%                       34.0%
 Utilization of NOL carryforward                             (6.3)                         ---                          ---
 Benefit of lower tax bracket                                (6.3)                         ---                          ---
 State income taxes, net of federal tax                       4.6                          4.6                         4.6
 Other                                                        ---                         (0.1)                        0.6
                                                        --------------               --------------              -------------
       Effective tax rate                                    26.0%                        38.5%                       39.2%
                                                        ==============               ==============              =============

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

    The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:

                                                                                     DECEMBER 31,
                                                                 1994                    1995                    1996
                                                             --------------          ---------------      ------------------
 Deferred tax assets:
    Accrued salaries and employee benefits                       $  28,621               $     ---            $        ---
    Warranty reserve                                                   ---                     ---                 210,210
    Uniform capitalization                                             ---                     ---                  19,310
    Deferred rent                                                    7,149                   9,987                   5,767
                                                             --------------          ---------------      ------------------
        Total deferred tax assets                                   35,770                   9,987                 235,287
 Deferred tax liabilities:
    Depreciation                                                    18,768                  25,685                  19,310
    Unbilled receivables                                            39,317                  49,297                 225,986
                                                             --------------          ---------------      ------------------
         Total gross deferred tax liabilities                       58,085                  74,982                 245,296
                                                             --------------          ---------------      ------------------
         Net deferred tax liabilities                             $(22,315)               $(64,995)               $(10,009)
                                                             ==============          ===============      ==================

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and Cash Equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximates fair value.

    Accounts Receivable and Accounts Payable - The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate fair value.

9.  COMMITMENTS

    Lease Obligations - The Company currently leases two facilities in Lanham, Maryland, which leases expire in 1998 and 1999. The Company is accounting for the costs of these leases by recognizing rent expense on a straight-line basis over the lease term. Each lease contains an escalation clause, one related to increases in the Consumer Price Index and one providing a fixed 3% annual increase. Both provide options for extension and one provides an option for expansion. The following is a composite schedule, by year, of minimum rental payments as of December 31, 1996:


           YEAR ENDING
          DECEMBER 31,                 AMOUNT
          ------------                 ------
             1997                     $398,941
             1998                      271,212
             1999                      167,463
                                       -------
  Total minimum lease payments        $837,616
                                      ========

    Rental expense for the years ended December 31, 1994, 1995 and 1996, was $38,500, $112,615, and $265,285, respectively.


    Employment Agreements - `The Company has employment agreements with two of its executive officers. The agreements provide for a minimum salary level as well as for bonuses which are determined by the Board of Directors. Each of the employment agreements is for a one-year term that renews automatically unless terminated by either party.

10. PENSION PLAN

    Until December 31, 1995, the Company had an employee pension plan, which was administered as a self-employment plan under Internal Revenue Service regulations. It was Company policy to contribute annually an amount equal to 15% of qualified employees' salaries. Pension expense for the years ended December 31, 1994, and 1995 was $38,119 and $93,557, respectively. The investment options were employee directed. All employees are fully vested at the end of one year of consecutive service.

    Effective January 1, 1996, the plan is administered as a 401(k) profit sharing plan that covers substantially all full time employees. Employees are eligible to participate upon completion of one year of service and may contribute up to 10% of their annual compensation not to exceed certain statutory limitations. Eligible employees vest in employer contributions and investment earnings thereon in 20% increments over a five year period. Pension expense for the year ended December 31, 1996 totaled $37,661.

11. STOCKHOLDERS' EQUITY

    On January 3, 1995, the Board of Directors approved a stock split in the ratio of forty-to-one that increased the number of shares, all held at that time by the President of the Company, from 200,000 to 8,000,000.

    On May 22, 1995, the Company issued 4,000,000 shares of Common Stock to Kwok Li as compensation for his services in connection with the development of the LDR100. Also on May 22, 1995, and June 14, 1995 the Company issued 202,400 and 6,000 shares of Common Stock, respectively, to several employees as compensation for their services to the Company. The Company recorded these grants at $.077 per share, the then current fair value of the Common Stock based on an independent appraisal conducted as of May 22, 1995.

    On April 3, 1996, the Board of Directors recommended, and the shareholders approved, a two-for-one stock split on outstanding shares of common stock as well as options outstanding. At the same time, the option price per share was reduced by 50%.

    The Company's Board of Directors approved a nonstatutory stock option plan effective January 31, 1996, for which 395,800 shares of stock were approved to be issued. On April 2, 1996, the Board of Directors recommended the stock option plan be amended to increase the number of shares available under the Plan to 1,250,000. This increase and the two-for-one stock split approved by the shareholders on April 3, 1996, increased the number of shares available under the plan to 2,500,000. Subsequently, on July 17, 1996, the Board of Directors recommended and the shareholders approved another increase of 700,000 shares, bringing the total number of shares available under the plan to 3,200,000. The exercise price per share was determined based upon estimated fair value on the date of grant. Options are generally exercisable over a four year period and expire ten years after the date of the grant.

   A summary of stock option activity, described above, under the stock option plan is as follows:

                                                                                         NUMBER OF
                                                                                          SHARES
                                                                                  ----------------------
 Outstanding, January 1, 1996                                                                  ---
 Granted:
     At exercise price of $.52 per share                                                  2,103,442
     At exercise price of $2.70 per share                                                   841,100
     At exercise price of $9.00 per share                                                   251,380
     At exercise price of $12.00 per share                                                   17,000
                                                                                  ----------------------
 Total Granted                                                                            3,212,922
 Exercised                                                                                      ---
                                                                                  ----------------------
 Outstanding, December 31, 1996                                                           3,212,922
                                                                                  ======================
 Exercisable options at December 31, 1996                                                   271,500
                                                                                  ======================

    The Company accounts for its stock-based compensation plans under APB No.
25. No compensation expense has been recognized in connection with the options, as all options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.96%, expected life of three years, dividend rate of zero percent, and expected volatility of 68.30%. Using these assumptions, the fair value of the stock options granted in 1996 is $2,919,254, which would be amortized as compensation expense over the vesting period of the options. The options generally vest equally over four years. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share for the year ended December 31, 1996 would have been reduced to the following pro forma amounts:

                                                                              1996
                                                                      --------------------
 Net Income:
    As Reported                                                             $3,152,408
    Pro forma                                                               $2,993,026

 Net income per common share:
    As Reported                                                                  $0.14
    Pro forma                                                                    $0.14

         The resulting pro forma compensation cost may not be representative of that expected in future years.

    On November 7, 1996, the Amerindo Technology Growth Fund Inc. (Amerindo) acquired 400,000 shares of common stock of the Company for a purchase price of $12.00 per share. In addition, Amerindo acquired 600,000 shares from officers of the Company for $12.00 per share. Pursuant to the stock purchase agreement, the Company granted Amerindo certain registration rights that begin one year after the date of the effective date of a registration statement relating to an initial public offering effected by the Company (or February 5, 1998).

12. SIGNIFICANT CUSTOMER

    For the years ended December 31, 1994, 1995 and 1996, approximately 53%, 72% and 87%, respectively, of total revenues were generated from sales through or to one customer, AT&T. Included in Other Revenue in the Statement of Operations for the years ended December 31, 1995 and 1996 are fees of $1,108,333 and $391,667, respectively, earned under an agreement entered into in August 1995 that granted AT&T certain rights to market and sell products of the Company.

     Under an amendment to this agreement, AT&T committed to purchase at least $6,500,000, $10,000,000 and $10,000,000 of product in 1996, 1997 and 1998, respectively.

13.  SUBSEQUENT EVENT

     On February 5, 1997, the Company completed its initial public offering and sold an aggregate of 4,000,000 shares of Common Stock at $12.00 per share, resulting in net proceeds of $44,640,000, after deducting underwriting discounts.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 28, 1997                            YURIE SYSTEMS, INC.

                                   BY:     /s/ Jeong H. Kim
                                       --------------------------------
                                              JEONG H. KIM
                                        CHAIRMAN OF THE BOARD AND
                                        CHIEF EXECUTIVE OFFICER

         The undersigned directors and officers of Yurie Systems, Inc. hereby constitute and appoint Jeong H. Kim as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below this Report on Form 10-K and any and all amendments thereto and file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and conform all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


           SIGNATURE                                       TITLE                                            DATE
           ---------                                       -----                                            ----
           /s/ Jeong H. Kim                          Chairman of the Board and                        March 28, 1997
-------------------------------------------          Chief Executive Officer
           JEONG H. KIM

           /s/ Kwok Li                               President, Chief Operating                       March 28, 1997
-------------------------------------------          Officer, and a Director
           KWOK LI

           /s/ Barton Y. Shigemura                   Senior Vice President, Sales and                 March 28, 1997
-------------------------------------------          Marketing, and a Director
           BARTON Y. SHIGEMURA

           /s/ Charles S. Marantz                    Vice President, Finance and                      March 28, 1997
-------------------------------------------          Administration, Chief Financial
           CHARLES S. MARANTZ                        Officer and Treasurer (also serves
                                                     as Chief Accounting Officer)


-------------------------------------------          Director                                         March   , 1997
           R. JAMES WOOLSEY

                 SIGNATURE                                       TITLE                              DATE
                 ---------                                       -----                              ----
             /s/  HERBERT RABIN
-------------------------------------------                    Director                        March 31, 1997
               HERBERT RABIN

-------------------------------------------                    Director                        March   , 1997
             KENNETH D. BRODY

-------------------------------------------                    Director                        March   , 1997
             WILLIAM J. PERRY