Form 10-Q
period 1997-03-31
YURIE SYSTEMS INC
filed 1997-05-15
CIK 1026471

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 -------------

                                   FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 1997; or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from
                                                         --------------
     to
       ---------------
Commission File Number 0-22087


                              YURIE SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                 52-1778987

(State or other jurisdiction of           ( I.R.S. Employer Identification No.)
 incorporation or organization)

                             10000 DEREKWOOD LANE
                               LANHAM, MD 20706
             (Address of principal executive offices and zip code)

                                 301-352-4600
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.    Yes [X]  No  [ ]


     As of March 31, 1997, the registrant had outstanding 24,638,400 shares of its common stock.

                              YURIE SYSTEMS, INC.
                              REPORT ON FORM 10-Q
                        FOR THE QUARTERLY PERIOD ENDED
                                MARCH 31, 1997


                                                                        PAGE NO.
                                                                        --------
PART I:   FINANCIAL INFORMATION

   ITEM 1.   Financial Statements

             a.  Balance Sheets as of March 31, 1997 (unaudited) and        3
                 December 31, 1996

             b.  Statements of Operations for the three month periods
                 ended March 31, 1997 and 1996 (unaudited)                  4

             c.  Statements of Cash Flows for the three month periods
                 ended March 31, 1997 and 1996 (unaudited)                  5

             d.  Notes to Financial Statements                              6

   ITEM 2.   Management's Discussion and Analysis of Financial              8
             Condition and Results of Operations

PART II:  OTHER INFORMATION

   ITEM 6.   Exhibits and Reports on Form 8-K                              12

                          PART I

ITEM 1. FINANCIAL STATEMENTS

                              YURIE SYSTEMS, INC.

           BALANCE SHEETS AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                           MARCH 31,    DECEMBER 31,
                                             1997           1996
                                         ------------   ------------
                                          (UNAUDITED)
               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents              $40,031,370    $ 3,229,069
   Short term investments                   3,978,000             --
   Accounts receivable                      6,379,836      4,985,166
   Inventory                                3,948,931      2,599,915
   Deferred offering costs                         --        910,442
   Deferred income taxes                      378,439          9,301
   Prepaid expenses                           600,774        392,881
                                          -----------    -----------
         Total current assets              55,317,350     12,126,774

PROPERTY AND EQUIPMENT, net                 3,313,262      2,031,301

OTHER ASSETS                                   35,406         57,756
                                          -----------    -----------
      TOTAL ASSETS                        $58,666,018    $14,215,831
                                          ===========    ===========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                       $ 2,094,309    $ 1,969,714
   Accrued liabilities                      2,262,857      3,156,385
   Income taxes payable                       698,791             --
                                          -----------    -----------

         Total current liabilities          5,055,957      5,126,099

ACCRUED RENT                                   12,250         14,932
DEFERRED INCOME TAXES                          19,310         19,310
STOCKHOLDERS' EQUITY:
 Preferred Stock, par value $.01,
  authorized 10,000,000 shares, none
  issued                                           --             --
 Common Stock, par value $.01;
  50,000,000 shares authorized; issued
  and outstanding, 24,638,400 shares at
  March 31, 1997 and 20,608,400 shares
  at December 31, 1996                        246,384        206,084
   Additional paid-in capital              48,483,838      4,915,939
   Retained earnings                        4,848,279      3,933,467
                                          -----------    -----------
         Total stockholders' equity        53,578,501      9,055,490
                                          -----------    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                 $58,666,018    $14,215,831
                                          ===========    ===========


                      See notes to financial statements.

                              YURIE SYSTEMS, INC.

              STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                            MARCH 31, 1997 AND 1996
                                  (UNAUDITED)





                                             1997         1996
                                          -----------  -----------
REVENUE:
   Product revenue                        $ 7,432,465  $ 2,803,559
   Service revenue                            923,085      591,278
   Other revenue                                   --      391,667
                                          -----------  -----------
         Total revenue                      8,355,550    3,786,504

COSTS OF REVENUE:
   Cost of product revenue                  2,807,470      734,631
   Cost of service revenue                    622,486      413,091
                                          -----------  -----------
         Total cost of revenue              3,429,956    1,147,722
                                          -----------  -----------

GROSS PROFIT                                4,925,594    2,638,782

OPERATING EXPENSES:
   Research and development                 1,570,580      401,430
   Sales and marketing                      1,115,149       48,999
   General and administrative               1,000,688      471,122
                                          -----------  -----------
         Total operating expenses           3,686,417      921,551
                                          -----------  -----------
INCOME FROM OPERATIONS                      1,239,177    1,717,231

   Other income                               264,179       38,955
                                          -----------  -----------
INCOME BEFORE INCOME TAX PROVISION          1,503,356    1,756,186

   Provision for income taxes                 588,544      702,474
                                          -----------  -----------
           NET INCOME                     $   914,812  $ 1,053,712
                                          ===========  ===========

NET INCOME PER COMMON SHARE                     $0.04        $0.05
                                          ===========  ===========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING             24,740,260   21,750,808
                                          ===========  ===========


                      See notes to financial statements.

                              YURIE SYSTEMS, INC.

                 STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                         ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                              1997           1996
                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $   914,812   $ 1,053,712
   Adjustments to reconcile net income
    to net cash used in operating
    activities:
         Depreciation                          145,830        35,081
         Compensation due to stock
          issuance                             120,500            --
         Deferred income taxes                (369,138)           --
   Changes in assets and liabilities:
         Accounts receivable                (1,394,670)     (172,876)
         Inventory                          (1,349,016)       (1,476)
         Prepaid expenses                     (207,893)      (14,227)
         Other assets                           22,350        (1,553)
         Accounts payable and other
          accrued expenses                    (457,933)       71,368
         Income taxes payable                  748,441       226,756
         Unearned revenue                           --    (2,160,000)
         Accrued rent                           (2,682)           --
                                           -----------   -----------
   Net cash used in operating activities    (1,829,399)     (963,215)
                                           -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Short term investments             (3,978,000)           --
         Purchase of property and
          equipment                         (1,427,791)      (51,361)
                                           -----------   -----------
  Net cash used in investing activities     (5,405,791)      (51,361)
                                           -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from issuance of
           common stock                     44,037,491            --
                                           -----------   -----------
   Net cash provided by financing
    activities                              44,037,491            --
                                           -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                               36,802,301    (1,014,576)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                     3,229,069     3,779,800
                                           -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD   $40,031,370   $ 2,765,224
                                           ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
         Cash paid for income taxes        $    25,450   $   449,000
                                           ===========   ===========

                       See notes to financial statements.

                              YURIE SYSTEMS, INC.


                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - DESCRIPTION OF BUSINESS


    Yurie Systems, Inc. (the "Company") is a Delaware corporation that was incorporated in February 1992. The Company designs, manufactures, markets and services asynchronous transfer mode (''ATM'') access products for telecommunications service providers, corporate end users and government end users. ATM is a standard for packaging and switching digital information that facilitates high speed information transmission with a high degree of efficiency.


NOTE 2 - BASIS OF PRESENTATION

    The accompanying unaudited interim financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information not misleading.

    In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three month periods ended March 31, 1997 and 1996, and the cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 3 - ACCOUNTS RECEIVABLE


    Accounts receivable consisted of the following:

                                   MARCH 31,    DECEMBER 31,
                                     1997          1996
                                 ------------   ------------

Billed                             $5,967,886    $4,166,149
Unbilled                              408,478       764,863
Other                                   3,472        54,154
                                   ----------    ----------
  Total accounts receivable        $6,379,836    $4,985,166
                                   ==========    ==========



NOTE 4 - INVENTORY

  Inventory consisted of the following:

                                   MARCH 31,    DECEMBER 31,
                                     1997          1996
                                 ------------   ------------
Raw materials                      $1,909,709    $1,836,581
Work-in-process                     1,649,868       688,686
Finished goods                        389,354        74,648
                                   ----------    ----------
  Total inventory                  $3,948,931    $2,599,915
                                   ==========    ==========


NOTE 5 - ACCRUED LIABILITIES


Accrued liabilities consisted of the following:

                                                 MARCH 31,    DECEMBER 31,
                                                   1997          1996
                                               ------------   ------------
Accrued salaries and employee benefits          $  816,421     $1,563,704
Accrued sales and use tax                           83,674        272,784
Warranty accrual                                   808,603        544,306
Deferred offering costs                            342,000        653,000
Other accrued liabilities                          212,159        122,591
                                                ----------     ----------
  Total accrued liabilities                     $2,262,857     $3,156,385
                                                ==========     ==========

NOTE 6 - COMMITMENTS

    The Company entered into a lease on March 1, 1997 for approximately 5,300 square feet of space for engineering offices in Alameda, CA. The term of this lease expires on June 30, 1998 and the base rent is $5,386 per month.

    On April 18, 1997, the Company entered into a lease for approximately 137,000 rentable square feet. This facility will be used as the Company's principal offices. The lease commences on July 1, 1997 and expires on November 30, 2004. The rent commencement date is December 1, 1997, with a monthly basic rent of $97,042 and a yearly escalation clause of 2 1/5%.

NOTE 7 - RELATED PARTY TRANSACTIONS

    In March 1997, one of the Company's officers became a significant shareholder in a corporation that provides turnkey communications systems specifically configured to meet the needs of large network users. Yurie had product sales to this company totaling $1,700,000 during the first quarter of 1997.

NOTE 8 - EARNINGS PER SHARE

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS) which simplifies the standards for computing EPS previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997. Had the following statement been effective for the quarters ended March 31, 1997 and 1996, earnings per share would have been presented as follows:


                               MARCH 31,    MARCH 31,
                                 1997         1996
                               ---------    ---------

Earnings per common share       $. 04        $ .05
                                -----        -----

Earnings per common share -
     assuming dilution          $ .04        $ .05
                                =====        =====

NOTE 9 - INITIAL PUBLIC OFFERING

    On February 5, 1997, the Company completed its initial public offering and sold an aggregate of 4,000,000 shares of Common Stock at $12.00 per share, resulting in net proceeds of $44,640,000 after deducting underwriting discounts. Other deferred offering costs related to the initial public offering totaling $1,217,065 as of March 31, 1997 have been netted against paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this quarterly report on Form 10-Q are forward-looking. Such forward-looking statements, in addition to information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual future results to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company. Information presented in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  References made in this Quarterly Report on Form 10-Q to "Yurie", the "Company" or the "Registrant" refer to Yurie Systems, Inc.

  In view of the Company's rapid revenue growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1997 COMPARED WITH QUARTER ENDED MARCH 31, 1996

  Revenue. Total revenue for the first quarter of 1997 was $8.4 million, compared with $3.8 million for the first quarter of 1996. This 120.6% increase resulted primarily from an increase in sales of the Company's LDR products, and particularly from increased product sales to the commercial marketplace. Product revenue was $7.4 million during the 1997 period compared with $2.8 million during the 1996 period. Of this $7.4 million, $3.5 million, or 46.9% of total product revenue, resulted from sales to commercial customers, and $3.9 million, or 53.1% of total product revenue, resulted from sales to AT&T. In the first quarter of 1996, 100% of product revenue resulted from sales to AT&T.

  Service revenue increased by 56.2% in the 1997 quarter compared to the 1996 quarter, attributable to growth in both the number and size of contracts with U.S. government customers and government contractors. Other revenue in the first quarter of 1996 totaling $392,000, came from fees earned under an agreement with AT&T, which called for a total of $1.5 million to be earned over the six months beginning in August 1995.

  Gross Profit. Gross profit increased to $4.9 million in the first quarter of 1997 from $2.6 million in the comparable 1996 period. Gross margins were 59.0% and 69.7% during the 1997 and 1996 quarters, respectively. The decline in gross margin was due to an increase in product cost of goods sold, to 37.8% of product revenue in the 1997 quarter from 26.2% of product revenue in the 1996 quarter. This reflects the Company's expansion of its product sales into the commercial marketplace. The higher gross margin in the 1996 quarter was also due to the inclusion in that quarter of $392,000 in fees earned under an agreement with AT&T which had no associated direct cost. Cost of service revenue decreased to 67.4% of service revenue in the 1997 quarter, from 69.9% in the comparable 1996 period.

  Research and Development.   Research and development expenses were $1.6
million, or 18.8% of total revenue, in the first quarter of 1997, compared with $401,000, or 10.6% of total revenue, in the first quarter of 1996. This increase was due primarily to the hiring of additional engineering personnel and increased prototyping expenses related to the development of the Company's LDR products.

  Sales and Marketing.   Sales and marketing expenses were $1.1 million, or
13.3% of total revenue, in the first quarter of 1997, compared with $49,000, or 1.3% of total revenue, in the first quarter of 1996. This increase resulted from the hiring of sales and marketing personnel to support the release of the Company's LDR200 product and the Company's entry into the commercial marketplace.

  General and Administrative. General and administrative expenses increased to $1.0 million in the first quarter of 1997 from $471,000 in the comparable 1996 quarter. This increase was due primarily to higher personnel expenses related to increased staffing in finance, information technology and administration undertaken in support of the Company's growth. Also, beginning in June 1996, the

Company relocated its operations to a larger, leased facility, resulting in higher occupancy costs in the 1997 period. As a percentage of total revenue, general and administrative expenses were 12.0% and 12.4% in the first quarters of 1997 and 1996, respectively.

  Provision for Income Taxes.   The provision for income taxes in the first
quarter of 1997 was $589,000, resulting in an effective tax rate of 39.2%. In the first quarter of 1996, the provision was $702,000, resulting in an effective tax rate of 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its working capital and capital expenditure requirements primarily through cash generated from operations and proceeds from its February 1997 initial public offering. At March 31, 1997, the Company had cash and cash equivalents of approximately $40.0 million and working capital of $50.3 million, as compared to cash and cash equivalents of $3.2 million and working capital of $7.0 million at December 31, 1996. The Company has available a $3.0 million revolving line of credit with Commerce Bank, located in College Park, Maryland, under a facility which is available through May 31, 1997 and bears interest at a floating rate ranging from the prime rate to the prime rate plus one percent. Upon the expiration of this facility, the Company will either renew or replace the line of credit. The Company does not have any borrowings outstanding under the line of credit, nor does it have any long-term debt.

  The Company used $1.8 million in cash for operations in the first quarter of 1997, primarily to fund its growth. Accounts receivable and inventory increased by $1.4 and $1.3 million, respectively, reflecting growth associated with the Company's expansion into the commercial marketplace. Accounts payable and accrued expenses decreased by $458,000 from December 31, 1996 levels. The significant components of this decrease were a $747,000 decrease in accrued salaries and benefits and a $264,000 increase in warranty accrual. The Company anticipates that the warranty accrual portion of accrued liabilities may fluctuate significantly from period to period due to the timing of customer upgrades and other warranty work.

  Cash used in investing activities was $5.4 million for first quarter of 1997. Short term investments increased by $4.0 million in the first quarter of 1997, resulting from the investment of certain proceeds of the Company's initial public offering. Cash was also used for the purchase of property and equipment, primarily computer hardware and software and assembly and test equipment.

  Financing activities generated cash of $44.0 million in the first quarter of 1997, reflecting the receipt of proceeds, net of offering costs, from the Company's February 1997 initial public offering. The Company sold 4.0 million shares of common stock at $12.00 per share in its initial public offering.

  Yurie has recently entered into a lease to occupy a 137,000 square foot facility located at 8301 Professional Place, Landover, Maryland. This lease has a commencement date of July 1, 1997 and an expiration date of November 30, 2004, with an optional 5-year extension. The Company intends to terminate the leases on its existing facilities and relocate its two existing Lanham, Maryland facilities to this new facility as soon as practicable after the lease commencement date. The Company does not believe that costs associated with these lease terminations will be material.

  The rent and other expenses associated with this new lease represent a significant increase to the Company's occupancy costs. The Company believes, however, that this relocation is necessary to facilitate and support the Company's growth, and that the additional costs will not have a material adverse effect on the Company's financial condition and operating results.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

  As referenced in the first paragraph of this Management's Discussion and Analysis of Financial Condition and Results of Operations, this report may contain forward-looking statements. These statements, including, without limitation, statements regarding the anticipated growth in the market for ATM access products and the anticipated growth in revenues derived from telecommunications service providers and and corporate end users are based on the Company's current expectations and are subject to a number of risks and uncertainties.

  Dependence on ATM. Although ATM is an industry standard, the ATM access market is still emerging and only a limited number of telecommunications service providers have installed ATM networks. All of the Company's product revenue to date has been derived from the sale of ATM access products, and the Company expects that the sale of ATM access products and related services will continue to account for substantially all of its revenues for the foreseeable future.
The Company's success will depend on the market acceptance of ATM technology as a preferred networking solution relative to other existing or newly developed solutions. The failure of ATM-based networking products to achieve widespread market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition.

  Dependence on Strategic Relationships, Particularly the AT&T Relationship. A major component of the Company's strategy involves the establishment of strategic relationships with telecommunications equipment providers and telecommunications service providers to leverage these entities' distribution networks. The failure of the Company to establish these relationships would have a material adverse effect on the Company's growth prospects. The Company has had a significant strategic relationship with AT&T since 1994, and in August 1995, entered into an agreement which, as amended, grants AT&T a three-year exclusive right to market and sell the LDR200 solely in U.S. federal, state and local government markets as well as certain foreign government markets. Under this agreement, AT&T has guaranteed minimum annual purchase orders for the LDR200 of $10.0 million and $10.0 million for calendar years 1997 and 1998, respectively. Sales to or through AT&T have generated a substantial portion of the Company's revenue to date. If the Company fails to fulfill any of its material obligations under this agreement, AT&T could terminate the agreement. Any such termination would have a material adverse effect on the Company's business, results of operations and financial condition.

  Fluctuations in Quarterly Operating Results. The Company may experience significant fluctuations in future quarterly operating results. Fluctuations may be caused by many factors, including the timing of new product introductions or technological advances by the Company or its competitors; market acceptance of enhanced or new versions of the Company's products; the size and timing of individual orders of the Company's products; price reductions by the Company or its competitors; changes in the distribution channels through which the Company's products are sold; the addition or loss of significant customers; the mix of the products sold by the Company; the ability of the Company to obtain sufficient supplies of sole or limited source components for the Company's products; and general economic conditions. Quarterly fluctuations in purchase orders or inventory buildups by customers also will cause fluctuations in the Company's operating results. In addition, changes in the mix of the products sold by the Company or the distribution channels through which the Company's products are sold may cause fluctuations in the Company's gross and operating margins. Also, the Company's anticipated operating expense levels are based, in part, on its expectations as to future revenue and, as a result, net income may be disproportionately affected by a reduction in revenue.

  The Company has recently experienced a period of revenue growth and a substantial increase in orders, customers and employees. This growth, however, is not necessarily indicative of future results. In addition, in view of the significant growth of the Company's operations in the past two years, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The company has not experienced seasonal trends to date, but the Company's business, operating results and financial condition may be affected by such trends in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock.

  Management of Growth. The Company's growth has placed, and will continue to place, strains on its management, operations and systems. To manage its growth, the Company must continuously evaluate the adequacy of its existing systems and procedures, including its financial and internal control systems and management structure. There can be no assurance that the Company's management will adequately anticipate all of the changing demands that growth will impose on the Company's systems, procedures and structure. Any failure by the Company's management to anticipate effectively, implement and manage the changes required to sustain the Company's growth would have a material adverse effect on the Company.

  Rapid Technological Development; New Products; Product Errors. The market for the Company's products is generally characterized by rapidly changing technology, evolving industry standards and frequent new product introductions that can render existing products obsolete or unmarketable. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion, enhancements to its existing products and new products that meet changing customer requirements and emerging industry standards. The failure of the Company to introduce new products and respond to industry changes on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

  The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Furthermore, the introduction and marketing of new or enhanced products require the Company to manage the transition from existing products in order to minimize disruption in customer purchasing patterns. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, new products or product enhancements, that its new products will adequately address the changing needs of the marketplace, or that it will successfully manage the transition from existing products. Nor can there be any assurance that the Company will be able to identify, develop, manufacture or support new products successfully, that such new products will gain market acceptance or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. In addition, the Company has on occasion experienced delays in the introduction of product enhancements and new products. There can be no assurance that in the future the Company will be able to introduce product enhancements or new products on a timely basis. Products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released, and such errors have occurred in the Company's products in the past. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in the loss or delay in market acceptance of the Company's products, diversion of development resources, damage to the Company's reputation or increased service or warranty costs, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Furthermore, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of product enhancements or new product offerings will not cause customers to defer purchasing existing Company products or cause resellers to return products to the Company. Failure to introduce new products or product enhancements effectively and on a timely basis, customer delays in purchasing products in anticipation of new product introductions and inability of the Company to respond effectively to technological changes, emerging industry standards or product announcements by competitors, could have a material adverse effect on the Company's business, operating results and financial condition.

  Highly Competitive and Consolidating Market. The market for ATM access products is becoming intensely competitive. The Company expects competition to increase significantly in the future from existing competitors and a number of companies which may enter the Company's existing or future markets. Increased competition could adversely affect the Company's revenue and profitability through price reductions and loss of market share. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales and marketing resources than the Company. In addition, several of the Company's direct competitors have recently merged or been acquired by other competitors. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

  Dependence on Manufacturers and Suppliers. The Company relies on one manufacturer, Sanmina Corporation, to manufacture the majority of its common equipment circuit packs, backplanes, chassis and printed circuit board assemblies. Yurie does not have a contract with Sanmina Corporation or any other manufacturer, and all of the Company's products are manufactured pursuant to individual purchase orders. In the past, Yurie has also used several other manufacturers as supplemental sources for backplanes, chassis and printed circuit boards, and may use these manufacturers in the future as necessary. Because the Company cannot control its third party manufacturers, reliance on such manufacturers may reduce the Company's flexibility and responsiveness to changes. To the extent the Company would be required to find replacements for Sanmina Corporation and its other manufacturers, a change in manufacturers could result in short term cost increases and time delays in deliveries of finished assemblies, which would have a material adverse effect on the Company's business and operating results and possibly on its relationship with customers. While Yurie maintains some level of safety stock on critical components and some level of reserve inventory, these levels would not be sufficient to meet increases in demand occurring simultaneously with delayed deliveries of common equipment circuit packs, backplanes, chassis and printed circuit board assemblies.

  Compliance with Regulations and Evolving Industry Standards. The Company's products must meet a significant number of voice and data communications regulations and standards, some of which are evolving as new technologies are deployed. In the U.S., the Company's products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories, as well as standards established by Bell Communications Research ("Bellcore"). Internationally, the Company's products must comply with standards established by telecommunications authorities in various countries, as well as with recommendations of the International Telecommunications Union ("ITU"). In addition, telecommunications service providers require that equipment connected to their networks comply with their own standards, which may vary from industry standards. Government regulatory policies are likely to continue to have a major impact on the pricing of both existing and new public network services and therefore are expected to affect demand for such services and the telecommunications products that support such services. Tariff rates, whether determined autonomously by telecommunications service providers or in response to regulatory directives, may affect the cost effectiveness of deploying public network services. Tariff policies are under continuous review and are subject to change. User uncertainty regarding future policies may also affect demand for telecommunications products, including the Company's products.

  Stock Price Fluctuations. All of the above factors are difficult for the Company to forecast, and these or other factors, such as changes in earnings estimates by securities analysts, can materially affect the Company's operating results and stock price for one quarter or a series of quarters. Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of securities of many high technology companies. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of the Company's common stock. There can be no assurance that the trading price of the Company's common stock will remain at or near its current level.


                                    PART II

ITEMS 1 THROUGH 5.

Not Applicable.

ITEM 6.

A) EXHIBITS


    3.2 Amended and Restated Bylaws of Yurie Systems, Inc.


   10.9 Agreement of Lease between Digital Equipment Corporation and Yurie Systems, Inc., dated April 18, 1997

   11.1 Statement regarding Computation of Earnings per Share

   27.1 Financial Data Schedule

A) REPORTS ON FORM 8-K

   None

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 YURIE SYSTEMS, INC.

DATE: May 15, 1997                        BY:      /s/ Charles S. Marantz
                                             ----------------------------------
                                                      CHARLES S. MARANTZ
                                                 Vice President, Finance and
                                               Administration, Chief Financial
                                             Officer and Treasurer (also serves
                                                as Chief Accounting Officer)