Form 10-Q
period 1997-06-30
YURIE SYSTEMS INC
filed 1997-08-14
CIK 1026471

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  ------------

                                   FORM 10-Q


(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarterly Period   ended June 30, 1997; or

  [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Transition Period  from        to       .
                                                           ------    ------
Commission File Number 0-22087


                              YURIE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     52-1778987
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                            8301 PROFESSIONAL PLACE
                            LANDOVER, MD 20785-2237
             (Address of principal executive offices and zip code)

                                  301-352-4600
              (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.      Yes [X]  No [_]

    As of June 30, 1997, the registrant had outstanding 24,741,341 shares of its common stock.

                              YURIE SYSTEMS, INC.

                              REPORT ON FORM 10-Q
                     FOR THE THREE AND THE SIX MONTHS ENDED
                                 JUNE 30, 1997

                                                                        PAGE NO.
                                                                        --------
PART I:                   FINANCIAL INFORMATION

          ITEM 1.         Financial Statements

                   a.  Balance Sheets as of June 30, 1997 (unaudited)
                       and December 31, 1996                                  3

                   b.  Statements of Operations for the three and six
                       months ended June 30, 1997 and 1996 (unaudited)        4

                   c.  Statements of Cash Flows for the three and six
                       months ended June 30, 1997 and 1996 (unaudited)        5

                   d.  Notes to Financial Statements                          6

          ITEM 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    8

PART II:               OTHER INFORMATION

          ITEM 6.      Exhibits and Reports on Form 8-K                      11

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              YURIE SYSTEMS, INC.

            BALANCE SHEETS AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

                                                    JUNE 30,    DECEMBER 31,
                                                      1997          1996
                                                  -----------   ------------
                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $28,741,677    $ 3,229,069
   Short term investments                          12,881,112            ---
   Accounts receivable                              8,910,508      4,985,166
   Interest receivable                                405,615            ---
   Advances                                           740,477            ---
   Inventory                                        3,998,550      2,599,915
   Deferred offering costs                                ---        910,442
   Deferred income taxes                              680,326          9,301
   Prepaid expenses                                   402,145        392,881
                                                  -----------    -----------
         Total current assets                      56,760,410     12,126,774

PROPERTY AND EQUIPMENT, net                         4,568,794      2,031,301

DEFERRED INCOME TAXES                                  38,138            ---

OTHER ASSETS                                          136,462         57,756
                                                  -----------    -----------
      TOTAL ASSETS                                $61,503,804    $14,215,831
                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                               $ 1,667,163    $ 1,969,714
   Accrued liabilities                              3,293,820      3,156,385
   Income taxes payable                               109,161            ---
                                                  -----------    -----------
         Total current liabilities                  5,070,144      5,126,099

ACCRUED RENT                                           98,753         14,932
DEFERRED INCOME TAXES                                     ---         19,310
STOCKHOLDERS' EQUITY:
 Preferred Stock, par value $.01,
  authorized 10,000,000 shares, none issued               ---            ---
 Common Stock, par value $.01; 50,000,000 shares
  authorized; issued and outstanding,
  24,741,341 shares at June 30, 1997 and
  20,608,400 shares at December 31, 1996              247,413        206,084
   Additional paid-in capital                      49,539,910      4,915,939
   Retained earnings                                6,547,584      3,933,467
         Total stockholders' equity                56,334,907      9,055,490
                                                  -----------    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $61,503,804    $14,215,831
                                                  ===========    ===========

                       See notes to financial statements.

                              YURIE SYSTEMS, INC.

          STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                          1997         1996         1997         1996
                                       -----------  -----------  -----------  -----------
REVENUE:
   Product revenue (1)                 $ 9,966,525  $ 4,588,000  $17,398,990  $ 7,391,559
   Service revenue                         955,998      430,243    1,879,083    1,021,521
   Other revenue                               ---          ---          ---      391,667
                                       -----------  -----------  -----------  -----------
         Total revenue                  10,922,523    5,018,243   19,278,073    8,804,747
                                       -----------  -----------  -----------  -----------

COSTS OF REVENUE:
   Cost of product revenue               3,589,534    1,622,664    6,397,004    2,357,295
   Cost of service revenue                 746,586      316,022    1,369,072      729,113
                                       -----------  -----------  -----------  -----------
         Total costs of revenue          4,336,120    1,938,686    7,766,076    3,086,408
                                       -----------  -----------  -----------  -----------

GROSS PROFIT                             6,586,403    3,079,557   11,511,997    5,718,339

OPERATING EXPENSES:
   Research and development              1,758,626      944,628    3,329,206    1,346,058
   Sales and marketing                   1,181,371      237,019    2,296,520      286,018
   General and administrative            1,328,070      365,093    2,328,758      836,215
                                       -----------  -----------  -----------  -----------
         Total operating expenses        4,268,067    1,546,740    7,954,484    2,468,291
                                       -----------  -----------  -----------  -----------

INCOME FROM OPERATIONS                   2,318,336    1,532,817    3,557,513    3,250,048

   Other income                            464,720       15,569      728,899       54,524
                                      ----------------------------------------------------
INCOME BEFORE INCOME TAX PROVISION       2,783,056    1,548,386    4,286,412    3,304,572

    Provision for income taxes           1,083,751      619,355    1,672,295    1,321,829
                                       -----------  -----------  -----------  -----------
           NET INCOME                  $ 1,699,305  $   929,031  $ 2,614,117  $ 1,982,743
                                       ===========  ===========  ===========  ===========


NET INCOME PER COMMON SHARE            $      0.06  $      0.04  $      0.10  $      0.09
                                       ===========  ===========  ===========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING     26,641,844   21,750,808   25,728,111   21,750,808
                                       ===========  ===========  ===========  ===========

________________________

(1) Product revenue includes amounts from related parties of $3,118,170 and $4,818,170 for the three and six months ended June 30, 1997, respectively (unaudited).



                       See notes to financial statements.

                              YURIE SYSTEMS, INC.

             STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                        1997           1996          1997          1996
                                                      ------------   -----------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  1,699,305   $   929,031   $  2,614,117   $ 1,982,743
   Adjustments to reconcile net income
    to net cash used in operating activities:
         Depreciation                                      250,754        46,290        396,584        81,371
         Compensation due to stock issuance                    ---           ---        120,500           ---
         Deferred income taxes                            (359,335)          ---       (728,473)          ---
   Changes in assets and liabilities:
         Accounts receivable                            (2,530,672)   (2,216,038)    (3,925,342)   (2,388,914)
         Interest receivable                              (405,615)          ---       (405,615)          ---
         Advances                                         (740,477)          ---       (740,477)          ---
         Inventory                                         (49,619)       37,447     (1,398,635)       35,971
         Prepaid expenses                                  198,629       (46,525)        (9,264)      (60,752)
         Other assets                                     (101,056)      (24,587)       (78,706)      (26,140)
         Accounts payable                                 (427,146)      874,927       (302,551)      845,596
         Accrued expenses                                1,030,963       497,973        137,435       598,672
         Income taxes payable                               (6,914)     (347,645)       741,527      (120,889)
         Unearned revenue                                      ---      (998,000)           ---    (3,158,000)
         Accrued rent                                       86,503        (4,471)        83,821        (4,471)
                                                      ------------   -----------   ------------   -----------
   Net cash used in operating activities                (1,354,680)   (1,251,598)    (3,495,079)   (2,214,813)
                                                      ------------   -----------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Short term investments                         (8,903,112)          ---    (12,881,112)          ---
         Purchase of property and equipment             (1,506,286)     (527,947)    (2,934,077)     (579,308)
                                                      ------------   -----------   ------------   -----------
  Net cash used in investing activities                (10,409,398)     (527,947)   (15,815,189)     (579,308)
                                                      ------------   -----------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from issuance of common stock       474,385           ---     44,822,876           ---
                                                      ------------   -----------   ------------   -----------
   Net cash provided by financing activities               474,385           ---     44,822,876           ---
                                                      ------------   -----------   ------------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (11,289,693)   (1,779,545)    25,512,608    (2,794,121)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          40,031,370     2,765,224      3,229,069     3,779,800
                                                      ------------   -----------   ------------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 28,741,677   $   985,679   $ 28,741,677   $   985,679
                                                      ============   ===========   ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
          Cash paid for income taxes                  $  1,450,000   $   992,000   $  1,475,450   $ 1,441,000
                                                      ============   ===========   ============   ===========

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

  In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six month periods ended June 30, 1997 and 1996, and the cash flows for the three and six month periods ended June 30, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 3 - ACCOUNTS RECEIVABLE

  Accounts receivable consisted of the following:

                                           JUNE 30,    DECEMBER 31,
                                             1997           1996
                                          ----------   ------------
Billed                                    $8,406,674     $4,166,149
Unbilled                                     446,991        764,863
                                          ----------     ----------
Other                                         56,843         54,154
                                          ----------     ----------
      Total accounts receivable           $8,910,508     $4,985,166
                                          ==========     ==========

NOTE 4 - INVENTORY

     Inventory consisted of the following:

                                           JUNE 30,    DECEMBER 31,
                                             1997          1996
                                          ----------   ------------
Raw materials                             $1,351,435     $1,836,581
Work-in-process                            1,078,541        688,686
Finished goods                             1,568,574         74,648
                                          ----------     ----------
      Total inventory                     $3,998,550     $2,599,915
                                          ==========     ==========

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                            JUNE 30,    DECEMBER 31,
                                              1997            1996
                                          -----------   ------------
Accrued salaries and employee benefits     $1,501,648     $1,563,704
Accrued sales and use tax                     288,344        272,784
Warranty accrual                            1,179,223        544,306
Deferred offering costs                           ---        653,000
Other accrued liabilities                     324,605        122,591
                                           ----------     ----------
      Total accrued liabilities            $3,293,820     $3,156,385
                                           ==========     ==========

NOTE 6 - COMMITMENTS

    On May 1, 1997, the Company entered into a lease for approximately 137,000 rentable square feet. This facility is being used as the Company's principal offices. The lease commenced on June 1, 1997 and expires on November 30, 2004. Rental payments begin on December 1, 1997, with the monthly rent being recorded on a straight line basis over the life of the lease.


NOTE 7 - RELATED PARTY TRANSACTIONS

    In March 1997, one of the Company's officers became a majority shareholder in and the acting Chairman of the Board of a corporation that provides communications services specifically configured to meet the needs of large network users. Yurie had product sales to this company totaling $3,118,170 and $4,818,170 during the three and six months ended June 30, 1997, respectively. At June 30, 1997, accounts receivable from this company totaled $3,274,079.


NOTE 8 - EARNINGS PER SHARE

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS) which simplifies the standards for computing EPS previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997. Had the following statement been effective for the three and six months ended June 30, 1997 and 1996, earnings per share would have been presented as follows:

                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                    JUNE 30,           JUNE 30,
                                 1997      1996      1997     1996
                               --------  --------  -------- --------
Earnings per common share         $ .07     $ .05     $ .11    $ .10
                               ========  ========  ======== ========

Earnings per common share -
     assuming dilution            $ .06     $ .04    $ .10    $ .09
                               ========  ========  ======== ========


NOTE 9 - INITIAL PUBLIC OFFERING

    On February 5, 1997, the Company completed its initial public offering and sold an aggregate of 4,000,000 shares of Common Stock at $12.00 per share, resulting in net proceeds of $44,640,000 after deducting underwriting discounts. Other deferred offering costs related to the initial public offering totaling $1,230,937 as of June 30, 1997 have been netted against paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this Quarterly Report on Form 10-Q are forward-looking. Such forward-looking statements, in addition to information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual future results to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company. Information presented in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K and prior Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

  References made in this Quarterly Report on Form 10-Q to "Yurie", the "Company" or the "Registrant" refer to Yurie Systems, Inc.

OVERVIEW

  Yurie Systems is a Delaware corporation that was incorporated in February 1992. The Company designs, manufactures, markets and services asynchronous transfer mode ("ATM") access products for telecommunications service providers, corporate end users and government end users. ATM is a standard for packaging and switching digital information that facilitates high speed information transmission with a high degree of efficiency.

  The Company has had a significant strategic relationship with AT&T since 1994. Pursuant to this relationship, Yurie and AT&T entered into an agreement (the "AT&T Agreement") in August 1995. The AT&T Agreement, as amended, provides for the joint technical evaluation and marketing of the Company's LDR products by Yurie and AT&T, and grants AT&T a three-year exclusive right to market and sell the LDR100, LDR200 and certain related products, solely in U.S. federal, state and local government markets, as well as certain foreign government markets. Under the AT&T Agreement, AT&T has guaranteed minimum annual purchases of $10.0 million for each of calendar years 1997 and 1998.

  SplitRock Services, Inc., a Texas corporation that provides communications services specifically configured to meet the needs of large network users, is also a significant customer. During the first six months of 1997, SplitRock purchased $4.8 million of product from the Company. Yurie and SplitRock have entered into an agreement under which Yurie will supply a minimum of $20.0 million of additional product to SplitRock over the next eighteen months. Also, Yurie will provide additional services to support deployment and implementation of Yurie's products in the SplitRock network. Kwok L. Li, the Chief Technology Officer and Vice Chairman of the Board of Yurie, is currently the majority shareholder and acting Chairman of the Board of SplitRock.

  In view of the Company's rapid revenue growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1997 COMPARED WITH QUARTER ENDED JUNE 30, 1996

  Revenue. Total revenue for the second quarter of 1997 was $10.9 million, compared with $5.0 million for the second quarter of 1996. This 117.7% increase resulted primarily from an increase in sales of the Company's LDR products, and particularly from increased product sales to the commercial marketplace. Product revenue was $10.0 million during the 1997 period compared with $4.6 million during the 1996 period. Of this $10.0 million in product revenue, $6.9 million, or 68.9%, resulted from sales to commercial customers. There were no sales to commercial customers in the second quarter of 1996. Of the $10.0 million in product sales in the 1997 quarter, $3.1 million were made to SplitRock Services, Inc. An additional $3.1 million in revenue resulted from sales to AT&T under the AT&T Agreement. In the second quarter of 1996, 100% of product revenue resulted from sales to AT&T under the AT&T Agreement. Service revenue was $956,000 in the 1997 quarter compared with $430,000 in the 1996 quarter. This 122.2% increase was attributable to growth in both the number and size of contracts with U.S. government customers and government contractors.

  Gross Profit. Gross profit increased to $6.6 million in the second quarter of 1997 from $3.1 million in the comparable 1996 period. Gross margins were 60.3% and 61.4% during the 1997 and 1996 quarters, respectively. The decline in gross margin was due largely to an increase in product cost of goods sold, to 36.0% of product revenue in the 1997 quarter from 35.4% of product revenue in the 1996 quarter. This reflects the migration of the Company's cost structure to a commercially sustainable model, both for commercial and government market sales. Cost of service increased to 78.1% of service revenue in the 1997 quarter from 73.5% in the comparable 1996 period.

  Research and Development.   Research and development expenses were $1.8
million in the second quarter of 1997, compared with $945,000 in the second quarter of 1996. This increase was due primarily to the hiring of additional engineering personnel and increased prototyping expenses related to the
development of the Company's LDR  products.   As a percentage of total revenue,
research and development expenses were 16.1% and 18.8% of total revenue, respectively.

  Sales and Marketing.   Sales and marketing expenses were $1.2 million, or
10.8% of total revenue, in the second quarter of 1997, compared with $237,000, or 4.7% of total revenue, in the second quarter of 1996. This increase resulted primarily from the hiring of sales and marketing personnel to support generally, the Company's entry into the commercial marketplace, and specifically, the release of the Company's LDR200 product.

  General and Administrative.   General and administrative expenses increased to
$1.3 million in the second quarter of 1997 from $365,000 in the comparable 1996 quarter. This increase was due primarily to higher personnel expenses related to increased staffing in finance, information technology and administration undertaken in support of the Company's growth. Also, in June 1996 and again in June 1997, the Company relocated its operations to larger, leased facilities, resulting in higher occupancy costs in the 1997 period. As a percentage of total revenue, general and administrative expenses were 12.2% and 7.3% in the second quarters of 1997 and 1996, respectively.

  Provision for Income Taxes.   The provision for income taxes in the second
quarter of 1997 was $1.1 million, resulting in an effective tax rate of 38.9%. In the second quarter of 1996, the provision was $619,000, resulting in an effective tax rate of 40.0%.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

  Revenue. Total revenue for the first six months of 1997 was $19.3 million, compared with $8.8 million for the first six months of 1996. This 119.0% increase resulted primarily from an increase in sales of the Company's LDR products, and particularly from increased product sales to the commercial marketplace. Product revenue was $17.4 million during the 1997 period compared with $7.4 million during the 1996 period. Of this $17.4 million in product revenue, $10.3 million, or 59.5%, resulted from sales to commercial customers. There were no sales to commercial customers in the first six months of 1996. Of the $17.4 million in product sales in the 1997 period, $4.8 million were made to SplitRock Services, Inc. An additional $6.0 million in product revenue resulted from sales to AT&T under the AT&T Agreement. In the first six months of 1996, 100% of product revenue resulted from sales to AT&T under the AT&T Agreement.

  Service revenue was $1.9 million in the first six months of 1997 compared with $1.0 million in the first six months of 1996. This 84.0% increase was attributable to growth in both the number and size of contracts with U.S. government customers and government contractors. Other revenue in the first six months of 1996 totaled $392,000, coming from fees earned under the AT&T Agreement, which called for a total of $1.5 million to be earned over the six months beginning in August 1995.

  Gross Profit. Gross profit increased to $11.5 million in the first six months of 1997 from $5.7 million in the comparable 1996 period. Gross margins were 59.7% and 64.9% during the 1997 and 1996 periods, respectively. The decline in gross margin was due to an increase in product cost of goods sold, to 36.8% of product revenue in the 1997 period from 31.9% of product revenue in the 1996 period. This reflects the migration of the Company's cost structure to a commercially sustainable model, both for commercial and government market sales. The higher gross margin in the 1996 period was also due to the inclusion of $392,000 in fees earned under an agreement with AT&T which had no associated direct cost. Cost of service revenue increased to 72.9% of service revenue in the 1997 period, from 71.4% in the comparable 1996 period.

  Research and Development.   Research and development expenses were $3.3
million, or 17.3% of total revenue, in the first six months of 1997, compared with $1.3 million, or 15.3% of total revenue, in the first six months of 1996. This increase was due primarily to the hiring of additional engineering personnel and increased prototyping expenses related to the development of the Company's LDR products.

  Sales and Marketing.   Sales and marketing expenses were $2.3 million, or
11.9% of total revenue, in the first six months of 1997, compared with $286,000, or 3.2% of total revenue, in the first six months of 1996. This increase resulted primarily from the hiring of sales and marketing personnel to support generally, the Company's entry into the commercial marketplace, and specifically, the release of the Company's LDR200 product.

  General and Administrative. General and administrative expenses increased to $2.3 million in the first six months of 1997 from $836,000 in the comparable 1996 period. This increase was due primarily to higher personnel expenses related to increased staffing in finance, information technology and administration undertaken in support of the Company's growth. Also, in June 1996 and again in June 1997, the Company relocated its operations to larger, leased facilities, resulting in higher occupancy costs in the 1997 period. As a percentage of total revenue, general and administrative expenses were 12.1% and 9.5% in the first six months of 1997 and 1996, respectively.

  Provision for Income Taxes.   The provision for income taxes in the first six
months of 1997 was $1.7 million, resulting in an effective tax rate of 39.0%. In the first six months of 1996, the provision was $1.3 million, resulting in an effective tax rate of 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

  The Company financed its working capital and capital expenditure requirements primarily from the proceeds from its February 1997 initial public offering. At June 30, 1997, the Company had cash and cash equivalents of $28.7 million, short term investments of $12.9 million and working capital of $51.7 million. This compares to cash and cash equivalents of $3.2 million, no short term investments and working capital of $7.0 million at December 31, 1996. The Company had no long term debt at either date.

  The Company used $3.5 million in cash for operations in the first six months of 1997, primarily to fund its growth. Accounts receivable and inventory increased by $3.9 million and $1.4 million , respectively, from December 31, 1996 to June 30, 1997, reflecting growth associated with the Company's expansion of its product line and move into the commercial marketplace.
Interest receivable increased by $406,000 reflecting the investment of proceeds from the Company's February 1997 initial public offering. The Company also made $740,000 in reimbursable advances related to the relocation to its new headquarters facility. Accounts payable decreased by $303,000 from December 31, 1996 levels and income taxes payable increased by $742,000. Accrued expenses increased by $137,000. The significant components of this increase were a $653,000 decrease in deferred offering costs and a $635,000 increase in warranty accrual. The Company anticipates that the warranty accrual portion of accrued liabilities may fluctuate significantly from period to period due to the timing of customer upgrades and other warranty work.

  Cash used in investing activities was $15.8 million for first six months of 1997. Short term investments increased by $12.9 million from December 31, 1996 to June 30, 1997, resulting from the investment of certain proceeds of the Company's initial public offering. An additional $2.9 million was used for the purchase of property and equipment, primarily computer hardware and software and assembly and test equipment.

  Financing activities generated cash of $44.8 million in the first quarter of 1997, reflecting the receipt of proceeds, net of offering costs, from the Company's February 1997 initial public offering, as well as the exercise of certain employee stock options. The Company sold 4.0 million shares of common stock at $12.00 per share in its February 1997 initial public offering.

  Yurie has recently entered into a lease to occupy, and relocated its headquarters facility to, a 137,000 square foot facility located at 8301 Professional Place, Landover, Maryland. This lease commenced on July 1, 1997 and has an expiration date of November 30, 2004, with an optional 5-year extension. The Company has vacated the two Lanham, Maryland facilities that it previously occupied, one at the end of the lease term and one through termination of the lease. The cost associated with this lease termination was not material.

  The rent and other expenses associated with this new lease represent a significant increase in the Company's occupancy costs. The Company believes, however, that this relocation is necessary to facilitate and support the Company's growth, and that the additional costs will not have a material adverse effect on the Company's financial condition and operating results.


                                    PART II

ITEMS 1 THROUGH 5.

Not Applicable.

ITEM 6.

EXHIBITS

  10.1              Harry J. Carr Employment Agreement, dated as of April 30, 1997

  10.2              Harry J. Carr Employee Stock Option Agreement, dated as of April 30, 1997

  10.3              Purchase Agreement between Yurie Systems, Inc. and SplitRock Services, Inc., dated as of July 1, 1997

  11.1              Statement regarding Computation of Earnings per Share

  27.1              Financial Data Schedule

REPORTS ON FORM 8-K

  None

SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                              YURIE SYSTEMS, INC.

DATE:  August 14, 1997        BY:         /s/ Harry J. D'Andrea
                                 --------------------------------------------
                                              HARRY J. D'ANDREA
                                     Chief Financial Officer and Treasurer
                                    (also serves as Chief Accounting Officer)