Form 10-Q
period 1997-09-30
YURIE SYSTEMS INC
filed 1997-11-13
CIK 1026471

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ____________

                                   FORM 10-Q


(Mark One)
  [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 1997; or

  [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______ to ______.

Commission File Number 0-22087


                              YURIE SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                        52-1778987
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)



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

As of September 30, 1997, the registrant had outstanding 24,909,976 shares of its common stock.

                              YURIE SYSTEMS, INC.

                              REPORT ON FORM 10-Q
                    FOR THE THREE AND THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1997

                                                                      PAGE NO.
                                                                      --------
PART I:              FINANCIAL INFORMATION

          ITEM 1.    Financial Statements

                   a.  Balance Sheets as of September 30, 1997 and
                       December 31, 1996 (unaudited)                       3

                   b.  Statements of Operations for the three and nine
                       months ended September 30,1997 and 1996
                       (unaudited)                                         4

                   c.  Statements of Cash Flows for the three and nine
                       months ended September 30, 1997 and 1996
                       (unaudited)                                         5

                   d.  Notes to Financial Statements                       6


          ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   9

PART II:             OTHER INFORMATION

          ITEM 6.    Exhibits and Reports on Form 8-K                      13

                                     PART I
ITEM 1. FINANCIAL STATEMENTS
                              YURIE SYSTEMS, INC.

         BALANCE SHEETS AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                              1997              1996
                                                                       ----------------    --------------
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $22,766,548       $ 3,229,069
   Restricted cash                                                           1,000,000               ---
   Short term investments                                                   21,883,297               ---
   Accounts receivable (1)                                                  10,071,495         4,985,166
   Interest receivable                                                         302,483               ---
   Inventory                                                                 4,687,665         2,599,915
   Deferred offering costs                                                         ---           910,442
   Deferred income taxes                                                       950,988             9,301
   Prepaid expenses                                                            414,407           392,881
                                                                       ----------------    --------------
     Total current assets                                                   62,076,883        12,126,774

PROPERTY AND EQUIPMENT, net                                                  6,075,448         2,031,301

OTHER ASSETS                                                                   141,372            57,756
                                                                       ----------------    --------------
   TOTAL ASSETS                                                            $68,293,703       $14,215,831
                                                                       ================    ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $ 2,511,166       $ 1,969,714
   Accrued liabilities                                                       5,225,022         3,156,385
   Unearned revenue                                                             41,250               ---
                                                                       ----------------    --------------
     Total current liabilities                                               7,777,438         5,126,099

ACCRUED RENT                                                                   390,621            14,932
DEFERRED INCOME TAXES                                                          326,463            19,310
STOCKHOLDERS' EQUITY:
Preferred Stock, par value $.01, authorized 10,000,000 shares,                     ---               ---
     none issued
Common Stock, par value $.01; 50,000,000 shares authorized;
     issued and outstanding, 24,909,976 shares at September 30,
     1997 and 20,608,400 shares at December 31, 1996                           249,100           206,084
Treasury Stock, 15,950 shares outstanding at September 30,
     1997                                                                     (461,166)              ---
Additional paid-in capital                                                  51,097,181         4,915,939
Retained earnings                                                            8,914,066         3,933,467
                                                                       ----------------    --------------
     Total stockholders' equity                                             59,799,181         9,055,490
                                                                       ----------------    --------------
  TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                              $68,293,703       $14,215,831
                                                                       ================    ==============

_____________________
(1) Accounts receivable includes amounts from related parties of $1,051,460 at September 30, 1997 (unaudited).

                       See notes to financial statements.

                              YURIE SYSTEMS, INC.

          STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                              1997         1996            1997         1996
                                         --------------------------   --------------------------
REVENUE:
   Product revenue                         $13,037,809  $ 5,631,692     $30,436,798  $13,023,251
   Service revenue                           1,034,844      601,093       2,913,927    1,622,614
   Other revenue                                   ---          ---             ---      391,667
                                         --------------------------   --------------------------
         Total revenue (1)                  14,072,653    6,232,785      33,350,725   15,037,532

COSTS OF REVENUE:
   Cost of product revenue                   4,626,156    2,178,989      11,023,160    4,536,284
   Cost of service revenue                     783,547      365,628       2,152,620    1,094,741
                                         --------------------------   --------------------------
         Total costs of revenue              5,409,703    2,544,617      13,175,780    5,631,025
                                         --------------------------   --------------------------

GROSS PROFIT                                 8,662,950    3,688,168      20,174,945    9,406,507

OPERATING EXPENSES:
   Research and development                  2,010,304    1,033,865       5,339,509    2,379,923
   Sales and marketing                       1,389,582      504,238       3,686,102      790,256
   General and administrative                1,793,229      896,798       4,121,988    1,733,013
                                         --------------------------   --------------------------
         Total operating expenses            5,193,115    2,434,901      13,147,599    4,903,192
                                         --------------------------   --------------------------

INCOME FROM OPERATIONS                       3,469,835    1,253,267       7,027,346    4,503,315

   Other income                                401,354        7,540       1,130,253       62,064
                                         --------------------------   --------------------------
INCOME BEFORE INCOME TAX PROVISION           3,871,189    1,260,807       8,157,599    4,565,379

   Provision for income taxes                1,504,705      504,323       3,177,000    1,826,152
                                         --------------------------   --------------------------
           NET INCOME                      $ 2,366,484  $   756,484     $ 4,980,599  $ 2,739,227
                                         ==========================   ==========================

NET INCOME PER COMMON SHARE                $      0.09        $0.03           $0.19        $0.13
                                         ==========================   ==========================

WEIGHTED AVERAGE SHARES OUTSTANDING         27,294,972   21,750,808      26,346,737   21,750,808
                                         ==========================   ==========================

________________________

(1) Revenue includes amounts from related parties of $7,172,832 and $11,991,002 for the three and nine months ended September 30, 1997, respectively (unaudited).

                       See notes to financial statements.

                              YURIE SYSTEMS, INC.

            STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                              1997           1996             1997           1996
                                                        ------------------------------   ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $  2,366,482    $  756,484      $  4,980,599   $ 2,739,227
   Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation                                          349,110        67,051           745,694       148,422
         Compensation due to stock issuance                        ---           ---           120,500           ---
         Deferred income taxes                                  93,939      (232,646)         (634,534)     (232,646)
   Changes in assets and liabilities:
         Accounts receivable                                (1,160,987)    1,902,248        (5,086,329)     (486,666)
         Restricted cash                                    (1,000,000)          ---        (1,000,000)          ---
         Interest receivable                                   103,132           ---          (302,483)          ---
         Advances                                              740,477           ---               ---           ---
         Inventory                                            (689,115)     (657,861)       (2,087,750)     (621,890)
         Prepaid expenses                                      (12,262)     (132,931)          (21,526)     (193,683)
         Other assets                                           (4,910)       (5,644)          (83,616)      (31,784)
         Accounts payable                                      844,003     1,094,010           541,452     1,939,606
         Accrued expenses                                    1,931,202       969,968         2,068,637     1,568,640
         Income taxes payable                                1,116,256      (118,031)        1,857,783      (238,920)
         Unearned revenue                                       41,250     2,004,235            41,250    (1,153,765)
         Accrued rent                                          291,868        (3,576)          375,689        (8,047)
                                                        ------------------------------   ---------------------------
   Net cash provided by operating activities                 5,010,445     5,643,307         1,515,366     3,428,494
                                                        ------------------------------   ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Short term investments                             (9,002,185)          ---       (21,883,297)          ---
         Purchase of property and equipment                 (1,855,764)     (280,632)       (4,789,841)     (859,940)
                                                        ------------------------------   ---------------------------
  Net cash used in investing activities                    (10,857,949)     (280,632)      (26,673,138)     (859,940)
                                                        ------------------------------   ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from issuance of common stock          (127,625)     (146,815)       44,695,251      (146,815)
                                                        ------------------------------   ---------------------------
   Net cash provided by (used in) financing activities        (127,625)     (146,815)       44,695,251      (146,815)
                                                        ------------------------------   ---------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               (5,975,129)    5,215,860        19,537,479     2,421,739
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                    28,741,677       985,679         3,229,069     3,779,800
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 22,766,548    $6,201,539      $ 22,766,548   $ 6,201,539
                                                        ==============================   ===========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
          Cash paid for income taxes                      $    600,000    $  855,000      $  2,075,450   $ 2,296,000
                                                        ==============================   ===========================

                       See notes to financial statements.

                              YURIE SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS

     Yurie Systems, Inc. (the "Company") is a Delaware corporation that was incorporated in February 1992. The Company designs, manufactures, markets and services asynchronous transfer mode (''ATM'') access products for telecommunications service providers, Internet service providers, corporate end users and government end users. ATM is a standard for packaging and switching digital information that facilitates high speed information transmission with a high degree of efficiency.

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

     In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine month periods ended September 30, 1997 and 1996, and the cash flows for the three and nine month periods ended September 30, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 3 - SHORT TERM INVESTMENTS

     The Company's short term investments at September 30, 1997 are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

NOTE 4 - ACCOUNTS RECEIVABLE

  Accounts receivable consisted of the following:

                                             SEPTEMBER 30,    DECEMBER 31,
                                                1997              1996
                                           ---------------    ------------
     Billed                                    $ 9,907,825      $4,166,149
     Unbilled                                      407,331         764,863
     Other                                          13,239          54,154
     Allowance for doubtful accounts              (256,900)            ---
                                           ---------------    ------------
          Total accounts receivable            $10,071,495      $4,985,166
                                           ===============    ============

NOTE 5 - INVENTORY

  Inventory consisted of the following:

                                            SEPTEMBER 30,     DECEMBER 31,
                                                1997              1996
                                           ---------------    ------------
     Raw materials                             $ 1,935,899      $1,836,581
     Work-in-process                             1,324,768         688,686
     Finished goods                              1,426,998          74,648
                                           ---------------    ------------
           Total inventory                     $ 4,687,665      $2,599,915
                                           ===============    ============

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  1997             1996
                                             ---------------   ------------
     Accrued salaries and employee benefits       $2,481,178     $1,563,704
     Accrued sales and use tax                       418,747        272,784
     Warranty accrual                              1,819,620        544,306
     Deferred offering costs                             ---        653,000
     Other accrued liabilities                       505,477        122,591
                                             ---------------   ------------
           Total accrued liabilities              $5,225,022     $3,156,385
                                             ===============   ============

NOTE 7 - COMMITMENTS

     On May 1, 1997, the Company entered into a lease for approximately 137,000 rentable square feet. This facility is being used as the Company's principal offices. The lease commenced on June 1, 1997 and expires on November 30, 2004. Rental payments begin on December 1, 1997, with the monthly rent being recorded on a straight line basis over the life of the lease.

NOTE 8 - RELATED PARTY TRANSACTIONS

     In March 1997, one of the Company's officers became a majority shareholder in and the acting Chairman of the Board of Splitrock Services, Inc. ("Splitrock") a corporation that provides communications services specifically configured to meet the needs of large network users. Yurie had product sales to this company totaling $6,645,840 and $11,464,010 during the three and nine months ended September 30, 1997, respectively. In addition, during the third quarter of this year, Yurie generated service revenue totaling $526,992 from this company. At September 30, 1997, accounts receivable from Splitrock totaled $1,051,460.

NOTE 9 - EARNINGS PER SHARE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS) which simplifies the standards for computing EPS previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997. Had the following statement been effective for the three and nine months ended September 30, 1997 and 1996, earnings per share would have been presented as follows:

                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                     1997      1996        1997     1996
                                  --------------------  -------------------
Earnings per common share              $ .10     $ .04       $ .21    $ .14
                                  ====================  ===================

Earnings per common share -
     assuming dilution                 $ .09     $ .03       $ .19    $ .13
                                  ====================  ===================

NOTE 10 - INITIAL PUBLIC OFFERING

     On February 5, 1997, the Company completed its initial public offering and sold an aggregate of 4,000,000 shares of Common Stock at $12.00 per share, resulting in net proceeds of $44,640,000 after deducting underwriting discounts. Other deferred offering costs related to the initial public offering totaling $1,403,863 as of September 30, 1997 have been netted against paid-in capital.

NOTE 11 - SUBSEQUENT EVENT

On November 3, 1997, the Company announced plans to acquire privately-held Data Labs, Inc., a Delaware corporation, based in Maryland that manufactures and markets branch office ATM access products. The proposed transaction will be structured as a tax free stock-for-stock merger, and is intended to be accounted for as a pooling-of-interests for financial accounting purposes. The transaction is subject to customary conditions including execution of a definitive merger agreement and approval by the boards of directors of both Yurie and Data Labs and the stockholders of Data Labs.

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

     References made in this Quarterly Report on Form 10-Q to "Yurie", the "Company" or the "Registrant" refer to Yurie Systems, Inc.

OVERVIEW

     Yurie Systems, Inc. is a Delaware corporation that was incorporated in February 1992. The Company designs, manufactures, markets and services asynchronous transfer mode (''ATM'') access products for telecommunications service providers, Internet service providers, corporate end users and government end users. ATM is a standard for packaging and switching digital information that facilitates high speed information transmission with a high degree of efficiency.

     In 1995, Yurie granted AT&T the exclusive right to market and sell the LDR100 and the LDR200, including future designs, upgrades features and functionalities, in U.S. federal, state and local government markets, as well as certain foreign government markets (the "AT&T" Agreement), through December 1998, subject to AT&T's option to extend the AT&T Agreement in one-year periods through December 2001. In the discussions leading up to their recently announced OEM agreements with Yurie, both Lucent Technologies, Inc. ("Lucent") and Bay Networks, Inc. ("Bay") expressed an interest in marketing and selling Yurie products directly to government markets. Several other prospective customers of the Company also expressed an interest in such direct access. As a result, the Company began discussions with AT&T regarding AT&T's exclusive right to market and sell Yurie products in government markets. On November 3, 1997, Yurie and AT&T entered into an agreement restructuring the terms of the AT&T Agreement (the "Restructured Agreement"), pursuant to which AT&T will no longer have the exclusive right to market and sell Yurie products in government markets. In addition, pursuant to the terms of the Restructured Agreement, AT&T will no longer be required to make its remaining minimum purchases of LDR products in 1997 and 1998 totaling approximately $14.0 million

     The Company has a significant customer relationship with SplitRock Services, Inc. ("Splitrock"), a Texas corporation that provides communications services specifically configured to meet the needs of large network users. Splitrock has recently purchased the underlying network assets of Prodigy Services Corporation, an Internet service provider. During the first nine months of 1997, Splitrock purchased $11.5 million of LDR products from the Company. Yurie and Splitrock have entered into an agreement (the "Splitrock Agreement") that requires Splitrock to purchase a minimum of $20.0 million of LDR products from the Company in the period from July 1997 to December 1998. Through September 30, 1997, $6.6 million of LDR equipment has been purchased by Splitrock under this agreement. Under the Splitrock Agreement, Yurie has also agreed to provide services to support deployment and implementation of Yurie's products in Splitrock's network on a time and materials basis. During the first nine months of 1997, Splitrock purchased $527,000 of services from the Company. Kwok L. Li, the Chief Technology Officer and Vice Chairman of the Board of Yurie, is currently the majority shareholder and acting Chairman of the Board of Splitrock.

     AT&T and Splitrock have entered into agreements pursuant to which AT&T network services will be provided to Splitrock. In conjunction therewith, AT&T Credit Corporation will lease to Splitrock Yurie products, including Yurie products previously sold to AT&T.

     In August 1997, the Company signed a three-year OEM agreement with Lucent. Under this agreement, Lucent will sell Yurie's LDR200 and LDR50 access products under the Lucent brand. Lucent has no minimum purchase obligation under this agreement.

     In September 1997, the Company entered into a three-year OEM agreement with Bay under which Bay may order from the Company and sell under Bay's brand name the Company's LDR products and related software. Pursuant to this agreement, Bay has purchased approximately $2.4 million of the Company's LDR products. Bay has no minimum purchase obligation under the agreement.

     On November 3, 1997, the Company announced plans to acquire privately-held Data Labs, Inc., a Delaware corporation based in Maryland that manufactures and markets branch office ATM access products. The proposed transaction will be structured as a tax free stock-for-stock merger, and is intended to be accounted for as a pooling-of-interests for financial accounting purposes. The Company believes that the transaction will be dilutive to earnings through at least the fourth quarter of 1997, although it expects the transaction to be accretive thereafter. The Company expects to recognize a one-time charge in the fourth quarter of 1997 for transaction costs and expenses related to the merger. The transaction is subject to customary conditions, including execution of a definitive merger agreement and approval by the boards of directors of both Yurie and Data Labs and the stockholders of Data Labs

     Data Labs Virtual Access product line aggregates voice, video and data traffic onto a single wide area network link facilitating ATM art T1/E1 rates and lower, and offers cost-effective ATM access products to branch and small regional offices. Yurie currently resells Data Labs Virtual Access 1000 under Yurie's brand name.

     In view of the Company's rapid revenue growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenue. Total revenue for the third quarter of 1997 was $14.1 million, compared with $6.2 million for the third quarter of 1996. This 125.8% increase resulted primarily from an increase in sales of the Company's LDR products, and particularly from increased product sales to the commercial marketplace. Product revenue was $13.0 million during the 1997 period compared with $5.6 million during the 1996 period. Of this $13.0 million in product revenue, 99.6%, resulted from sales to commercial customers. There were no sales to commercial customers in the third quarter of 1996. Of the $13.0 million in product sales during the quarter ended September 30, 1997, $6.6 million were made to SplitRock Services, Inc. An additional $2.4 million in revenue resulted from product sales to Bay Networks under an OEM agreement. Service revenue was $1.0 million in the third quarter of 1997 compared with $601,000 in the comparable quarter in 1996. During the third quarter of 1997, Splitrock purchased $527,000 of services from the Company.

     Gross Profit. Gross profit increased to $8.7 million in the third quarter of 1997 from $3.7 million in the comparable 1996 period. Gross margins were 61.6% and 59.2% during the 1997 and 1996 quarters, respectively. The increase in gross margin was due largely to a decrease in product cost of goods sold, to 35.5% of product revenue in the 1997 quarter from 38.7% of product revenue in the 1996 quarter. This reflects the spread of the fixed portion of direct costs over a larger number of units, an increase in shipments of product to commercial customers, and an increase in the number of higher margin software features sold. Cost of service increased to 75.7% of service revenue in the 1997 quarter from 60.9% in the comparable 1996 period.

     Research and Development.   Research and development expenses were $2.0
million in the third quarter of 1997, compared with $1.0 million in the third quarter of 1996. This increase was due primarily to the hiring of additional engineering personnel and increased prototyping expenses related to the
development of the Company's LDR  products.   As a percentage of total revenue,
research and development expenses were 14.3% and 16.6% in the third quarters of 1997 and 1996 respectively.

     Sales and Marketing. Sales and marketing expenses were $1.4 million in the third quarter of 1997, compared with $504,000 in the third quarter of 1996. This increase resulted primarily from the hiring of sales and marketing personnel to support generally, the Company's entry into the commercial marketplace, and specifically, the release of the Company's LDR200 product. As a percentage of total revenue, sales and marketing expenses were 9.9% and 8.1% in the third quarters of 1997 and 1996 respectively.

     General and Administrative. General and administrative expenses were $1.8 million in the third quarter of 1997 compared with $897,000 in the third quarter of 1996. This increase was due primarily to higher personnel expenses related to increased staffing in finance, information technology and administration undertaken in support of the Company's growth. Also, in June 1996 and again in June 1997, the Company relocated its operations to larger, leased facilities, resulting in higher occupancy costs in the 1997 period. As a percentage of total revenue, general and administrative expenses were 12.7% and 14.4% in the third quarters of 1997 and 1996, respectively.

     Provision for Income Taxes. The provision for income taxes in the third quarter of 1997 was $1.5 million, resulting in an effective tax rate of 38.9%. In the third quarter of 1996, the provision for income taxes was $504,000, resulting in an effective tax rate of 40.0%.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenue. Total revenue for the first nine months of 1997 was $33.4 million, compared with $15.0 million for the first nine months of 1996. This 121.8% increase resulted primarily from an increase in sales of the Company's LDR products, and particularly from increased product sales to the commercial marketplace. Product revenue was $30.4 million during the 1997 period compared with $13.0 million during the 1996 period. Of this $30.4 million in product revenue, $23.3 million, or 76.7%, resulted from sales to commercial customers. There were no sales to commercial customers in the first nine months of 1996. Of the $30.4 million in product sales in the 1997 period, $11.5 million were made to SplitRock Services, Inc. An additional $6.0 million in product revenue resulted from sales to AT&T under the AT&T Agreement. In the first nine months of 1996, 96.9% of product revenue resulted from sales to AT&T under the AT&T Agreement.

     Service revenue was $2.9 million in the first nine months of 1997 compared with $1.6 million in the first nine months of 1996. This 79.6% increase was attributable to growth in both the number and size of contracts with U.S. government customers and government contractors. In addition, the Company had service revenue totaling $527,000 during the first nine months of 1997 to Splitrock. Other revenue in the first nine months of 1996 totaled $392,000, coming from fees earned under the AT&T Agreement, which called for a total of $1.5 million to be earned over the six months beginning in August 1995.

     Gross Profit. Gross profit increased to $20.2 million in the first nine months of 1997 from $9.4 million in the comparable 1996 period. Gross margins were 60.5% and 62.6% during the 1997 and 1996 periods, respectively. The decline in gross margin was due to an increase in product cost of goods sold to 36.2%
of product revenue in the 1997 period from 34.8% of product revenue in the 1996 period. This reflects the migration of the Company's cost structure to a commercially sustainable model, both for commercial and government market sales. The higher gross margin in the 1996 period was also due to the inclusion of $392,000 in fees earned under an agreement with AT&T which had no associated direct cost. Cost of service revenue increased to 73.9% of service revenue in the 1997 period, from 67.5% in the comparable 1996 period.

     Research and Development.   Research and development expenses were $5.3
million, or 16.0% of total revenue, in the first nine months of 1997, compared with $2.4 million, or 15.8% of total revenue, in the first nine months of 1996. This increase was due primarily to the hiring of additional engineering personnel and increased prototyping expenses related to the development of the Company's LDR products.

     Sales and Marketing.   Sales and marketing expenses were $3.7 million, or
11.1% of total revenue, in the first nine months of 1997, compared with $790,000, or 5.3% of total revenue, in the first nine months of 1996. This increase resulted primarily from the hiring of sales and marketing personnel to support generally, the Company's entry into the commercial marketplace, and specifically, the release of the Company's LDR200 product.

     General and Administrative. General and administrative expenses were $4.1 million or 12.4% of total revenue in the first nine months of 1997 compared with $1.7 million or 11.5% of total revenue in the first nine months of 1996. This increase was due primarily to higher personnel expenses related to increased staffing in finance, information technology and administration undertaken in support of the Company's growth. Also, in June 1996 and again in June 1997, the Company relocated its operations to larger, leased facilities, resulting in higher occupancy costs in the 1997 period.

     Provision for Income Taxes.   The provision for income taxes in the first
nine months of 1997 was $3.2 million, resulting in an effective tax rate of 38.9%. In the first nine months of 1996, the provision for income taxes was $1.8 million, resulting in an effective tax rate of 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company financed its working capital and capital expenditure requirements primarily from the proceeds from its February 1997 initial public offering. At September 30, 1997, the Company had cash and cash equivalents of $22.8 million, short term investments of $21.9 million and working capital of $54.3 million. This compares to cash and cash equivalents of $3.2 million, no short term investments and working capital of $7.0 million at December 31, 1996. The Company had no long term debt at either date.

     Operating activities provided the Company with $1.5 million in cash in the first nine months of 1997. Accounts receivable and inventory increased by $5.1 million and $2.1 million, respectively, from December 31, 1996 to September 30, 1997, reflecting growth associated with the Company's expansion of its product line and move into the commercial marketplace.

Interest receivable increased by $302,000 reflecting the investment of proceeds from the Company's February 1997 initial public offering. The Company provided collateral of $1.0 million for a letter of credit relating to its new headquarters facility which will be reduced periodically until it terminates in December 1998. Accounts payable and income taxes payable increased by $541,000 and $1.9 million, respectively, from December 31, 1996. Accrued expenses increased by $2.1 million. The significant components of this increase were a $653,000 decrease in deferred offering costs, a $1.3 million increase in warranty accrual, and a $917,000 increase in accrued salaries and employee benefits. The Company anticipates that the warranty accrual portion of accrued liabilities may fluctuate significantly from period to period due to the timing of customer upgrades and other warranty work.

     Cash used in investing activities was $26.7 million for first nine months of 1997. Short term investments increased by $21.9 million from December 31, 1996 to September 30, 1997, resulting from the investment of certain proceeds of the Company's initial public offering. An additional $4.8 million was used for the purchase of property and equipment, primarily computer hardware and software and assembly and test equipment.

     Financing activities generated cash of $44.7 million in the first nine months of 1997, reflecting primarily the receipt of proceeds, net of offering costs, from the Company's February 1997 initial public offering, as well as the exercise of certain employee stock options. The Company sold 4.0 million shares of common stock at $12.00 per share in its February 1997 initial public offering.

     During the second quarter of 1997, Yurie entered into a lease to occupy, and relocated its headquarters facility to, a 137,000 square foot facility located at 8301 Professional Place, Landover, Maryland. This lease commenced on July 1, 1997 and has an expiration date of November 30, 2004, with an optional 5-year extension. The Company has vacated the two Lanham, Maryland facilities that it previously occupied. The cost associated with these lease terminations was not material.

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

                                        YURIE SYSTEMS, INC.

                                                  /s/ Harry J. D'Andrea
DATE:  November 14, 1997         BY: -------------------------------------------
                                                   HARRY J. D'ANDREA
                                         Chief Financial Officer and Treasurer
                                       (also serves as Chief Accounting Officer)

                              YURIE SYSTEMS, INC.

                 COMPUTATION OF EARNINGS PER COMMON AND COMMON
             EQUIVALENT SHARES FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1997 AND 1996

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                          1997         1996            1997         1996
                                                     --------------------------    -------------------------
Net Income                                             $ 2,366,484  $   756,484    $  4,980,599  $ 2,739,227
                                                     ==========================    =========================

Average shares outstanding during the period            24,822,115   20,208,400      24,187,651   20,208,400

Dilutive effect of stock options after  application
    of treasury stock method                             2,472,857    1,542,408       2,159,086    1,542,408
                                                     --------------------------    -------------------------

Average number of shares and equivalent  shares
    outstanding during the period                       27,294,972   21,750,808      26,346,737   21,750,808
                                                     ==========================    =========================

Earnings per common and common
    equivalent share                                   $       .09  $       .03    $        .19  $       .13
                                                     ==========================    =========================