Form 10-K
period 1997-12-31
YURIE SYSTEMS INC
filed 1998-04-01
CIK 1026471

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO       .

                        COMMISSION FILE NUMBER 0-22087
                              YURIE SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              52-1778987
     (STATE OR OTHER JURISDICTION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)

        8301 PROFESSIONAL PLACE                         20785
             LANDOVER, MD                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 301-352-4600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------              -----------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE     THE NASDAQ STOCK MARKET (NATIONAL MARKET)




  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the common stock of Yurie Systems, Inc. held by non-affiliates as of March 20, 1998 based on the last reported sale price for the registrant's common stock, as reported on the Nasdaq National Market, was $132,744,427. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of other purposes.

  As of March 20, 1998, the registrant had outstanding 25,445,268 shares of its common stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the registrant's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into
Part III, Items 10, 11, 12 and 13 of this report.

                              YURIE SYSTEMS, INC.

                          ANNUAL REPORT ON FORM 10-K
                              FOR THE YEAR ENDED
                               DECEMBER 31, 1997

                                                                        PAGE NO.
                                                                        --------
 PART I:   ITEM 1.  Business.........................................       3
           ITEM 2.  Properties.......................................      22
           ITEM 3.  Legal Proceedings................................      22
           ITEM 4.  Submission of Matters to a Vote of Securities
                    Holders..........................................      22
 PART II:  ITEM 5.  Market for the Registrant's Common Equity........      23
           ITEM 6.  Selected Financial Data..........................      23
           ITEM 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............      24
           ITEM 8.  Financial Statements and Supplementary Data......      30
           ITEM 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..............      30
           ITEM 10. Directors and Executive Officers of the
 PART III:          Registrant.......................................      31
           ITEM 11. Executive Compensation...........................      31
           ITEM 12. Security Ownership of Certain Beneficial Owners
                    and Management...................................      31
           ITEM 13. Certain Relationships and Related Transactions...      31
           ITEM 14. Exhibits, Financial Statement Schedules and
 PART IV:           Reports on Form 8-K..............................      31

                            INTRODUCTORY STATEMENT

  The Private Securities Litigation Reform Act (the "PLSRA") provides a "safe harbor" for "forward-looking" statements. Certain statements included in this Form 10-K are "forward-looking" within the meaning of the PLSRA. These include statements regarding the anticipated growth in demand for ATM access products, the anticipated growth in the Company's revenues from the development, manufacture and sale of ATM access products, the expectation that such revenue growth will result largely from sales of ATM access products to telecommunications service providers and corporate end users, and statements relating to the Company's international activities. Such forward-looking statements, in addition to information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K, are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These and other risks are detailed below. The Company assumes no obligation to update any forward-looking statements contained herein, or that may be made from time to time by, or on behalf of the Company.

  References made in this Annual Report on Form 10-K to "Yurie", the "Company" or the "Registrant" refer to Yurie Systems, Inc. and subsidiaries.

                                    PART I

ITEM 1. BUSINESS

  Yurie designs, manufactures, markets and services ATM access equipment for telecommunications service providers, Internet service providers corporate end users and government end users. ATM is a standard for packaging and switching digital information that facilitates high speed information transmission with a high degree of efficiency. End users of telecommunications services have traditionally maintained separate WANs for transmitting voice, data, video and other electronic information among geographically dispersed locations. ATM technology is conducive to consolidating these networks. The network consolidation brought about by employing ATM access platforms can provide savings in WAN communications costs and simplify network management.

  Yurie is a leading supplier of ATM access products. The Company's LDR100, introduced in February 1995, was one of the first commercially available ATM access products. The LDR200, designed primarily for telecommunications carriers and Internet service providers, was released in September 1996. The LDR50, designed for mid-size to large corporate offices, was released in March 1997. The Company designed its ATM access products to be flexible and scaleable, so that customers can realize the benefits of ATM while preserving their investments in existing equipment. The LDR products adhere to industry-wide technical standards, allowing users to integrate the products into current networks operating with other standards-compliant products. Yurie's proprietary AQueMan algorithm allows the LDR products to reduce network congestion while maintaining quality of service. The Company's LANET framing protocol is capable of transporting ATM traffic over circuits of varying speed and quality, including poor quality circuits. The Company's ATM access products incorporate a variety of value-added features, including compact size, scaleability, reliability and a broad variety of access interfaces.

  The Company's strategy centers on maintaining its technological leadership, developing the telecommunications service provider, private label partner and corporate end user markets while continuing to pursue government end users, developing international markets and building strategic relationships. To enhance its distribution efforts and pursue the telecommunications service provider, private label partners and corporate end user markets, the Company has established an international direct sales force which currently consists of 26 sales personnel.

  During 1997, to further this strategy, Yurie entered into private-label partner agreements with Bay Networks, Lucent Technologies, Inc. and Ericsson, Inc., the U.S. subsidiary of Telefonaktiebolaget LM Ericsson. These agreements permit each of Bay, Lucent and Ericsson to market and sell the Company's LDR products into commercial and government markets for three years, subject to renewal. None of these agreements has minimum purchase guarantees. In 1995, Yurie and AT&T entered into an agreement (the "AT&T Agreement"), under which AT&T received an exclusive license to sell Yurie products in government markets, and guaranteed minimum annual purchases of $10 million for each of 1997 and 1998. During 1997, in response to the interest expressed by other parties to sell Yurie products in government as well as commercial markets, Yurie and AT&T amended the AT&T Agreement. Under this amendment, AT&T no longer has the exclusive right to market and sell Yurie products in government markets nor is it required to make its remaining minimum purchases of LDR products in 1997 and 1998 totaling approximately $14.0 million.

  During 1997, the Company developed a significant customer relationship with Splitrock Services, Inc. ("Splitrock"), a Texas corporation that provides communications services specifically configured to meet the needs of large network users. Splitrock purchased the underlying network assets of Prodigy Services Corporation, an Internet service provider (the "Prodigy Network") in 1997. Yurie and Splitrock are parties to an agreement (the "Splitrock Agreement") that requires Splitrock to purchase a minimum of $20.0 million of LDR products from the Company in the period from July 1997 to December 1998 and provides for Yurie to furnish services to support deployment and implementation of Yurie's products in Splitrock's network on a time and materials basis. Kwok L. Li, the Chief Technology Officer and Vice Chairman of the Board of Yurie, is Chairman of the Board of Splitrock and the majority and controlling shareholder of Linsang Partners LLC. Linsang Partners LLC is the majority shareholder of Splitrock.

  Of the Company's sales of LDR products in 1997, $12.4 million consisted of direct purchases by Splitrock, $7.6 million of which purchases were credited against Splitrock's minimum purchase guarantee under the Splitrock Agreement. Splitrock and Ericsson executed a letter of intent on February 2, 1998, pursuant to which Ericsson would provide Splitrock with certain services as well as LDR products that Ericsson had purchased or will purchase under its private-label partner agreement with the Company. Subsequently, during the first quarter of 1998, Linsang Partners LLC agreed to purchase from Ericsson for use in Splitrock's network, the $5 million of LDR products sold to Ericsson in the fourth quarter of 1997. This expected $5 million purchase is separate from the $12.4 million of product sales to Splitrock during 1997, and upon such purchase by Linsang Partners LLC, will be credited against Splitrock's minimum purchase guarantee under the Splitrock Agreement. Linsang Partners LLC also submitted a purchase order to Ericsson for up to an additional $2 million of LDR products, which purchases, as made, will also be credited against Splitrock's minimum purchase guarantee under the Splitrock Agreement.

  On December 1, 1997, Yurie acquired Data Labs, Inc., a privately-held Delaware corporation ("Data Labs"), in a stock-for-stock merger (the "Data Labs Merger"). Yurie issued shares of its common stock in the Data Labs Merger in exchange for all of the outstanding capital stock of Data Labs and the Data Labs common stock underlying all of the vested stock options and one-half of the unvested stock options held by Data Labs directors, officers and employees. The Data Labs Merger was treated as a pooling of interests for financial reporting purposes.

INDUSTRY BACKGROUND

  Deregulation of the U.S. telecommunications industry, which began with the breakup of AT&T in 1984, has triggered significant competition for the provision of both long distance and local telecommunications services. The Telecommunications Act of 1996 is expected to create even more competition over the next few years. The international market has also experienced increased deregulation, liberalization, privatization and the emergence of new wireline and wireless alternatives to traditional carrier services. In this intensely competitive environment, telecommunications service providers throughout the world are seeking to differentiate themselves, in part, by offering enhanced services based on new and emerging technologies.

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

 Today's Networking Technologies

  Time division multiplexing ("TDM") and frame relay are the networking technologies currently most widely deployed in WANs. TDM, which was one of the first technologies developed to send traffic through circuits across a WAN, operates by dedicating a circuit--or fixed amount of bandwidth--to each end device. TDM's use of dedicated circuits provides high quality service for all network traffic, whether data, voice or video. Since information is not continuously transmitted, however, the dedicated circuits are often idle. This results in inefficient use of expensive bandwidth and high cost to TDM network users.

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

  The major telecommunications service providers have announced plans to begin offering ATM services directly to end users at prices competitive with similar frame relay and TDM access services. To utilize these direct ATM services, an end user needs ATM access products either located at the local office of a telecommunications service provider (in close proximity to the end user) or deployed by the end user in its private network. Access products provide the end user with network access through multiple network interfaces, traffic concentration and data protocol translation.

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

THE YURIE SOLUTION

  Yurie has developed ATM access products that are designed to meet the challenges of widespread ATM deployment. These products are capable of furnishing telecommunications service providers, corporate end users and government end users with flexible, cost-effective and reliable access to present and future ATM-based services. The Company's product family includes the LDR100, released in February 1995; the LDR200, released in September 1996; the LDR50, released in March 1997 and the LDR5 originally released by Data Labs. The LDR100, the LDR200 and the LDR50 have been engineered with a set of Company-developed technologies designed to solve the current problems of ATM access. These technologies include AQueMan, a proprietary queuing algorithm designed to maximize bandwidth utilization while preserving quality of service, and LANET, a robust framing protocol that facilitates ATM deployment over low quality circuits. In addition, the LDR products offer value-added features, such as compact size, scaleability and reliability. The LDR200 and the LDR50 are both compatible with a wide range of interfaces.

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

 Other Value-Added Product Features

  Yurie's products incorporate a wide variety of value-added features, including the following:

    Size and Scaleability. The LDR products are compact and can be easily upgraded. A single LDR200 platform occupies significantly less space than early ATM access products and can be upgraded with minimal additional space and at minimal cost. Also, because the LDR50 and the LDR200 support the same I/O and server modules, customers whose configurations outgrow the LDR50's four user slots can upgrade to the LDR200 (which has 11 or 15 user slots, depending on chassis size) with minimal expense.

    Reliability. Yurie's LDR200 satisfies a telecommunications service providers' need for reliability, offering uninterrupted service through comprehensive redundancy options, including power, central processing unit, clock, backplane and interface cards.

    Wide Variety of Access Interfaces. Yurie's ATM access products are built to interface with a wide variety of standard communications equipment including private branch exchanges, video decoders, LAN routers, hubs and switches and IBM SNA-based equipment. In addition, the LDR product line is designed to allow for the easy addition of new interfaces as they emerge.

STRATEGY

  Yurie's objective is to remain a leading provider of ATM access equipment to both telecommunications service providers and end users. The key elements of Yurie's strategy are as follows:

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

    Develop the Telecommunications Service Provider, Private Label Partner and Corporate End User Markets. The Company has successfully marketed its ATM access products to government end users and believes that the government's demand for these products will increase. Yurie intends to continue to market its products to the government directly, through its private-label partners, and through its strategic relationship with AT&T. The Company believes, however, that the market for ATM access products among telecommunications service providers, private label partners and corporate end users has greater potential than the government end user market. These customers should benefit greatly from an ATM access platform that can combine voice, video and data on a single ATM network. Yurie's LDR products are specifically designed to be attractive to these customers because they can connect to a variety of standard central office and customer premises equipment.

    Yurie has implemented a sales and pricing strategy that targets both the telecommunications service provider, private label partner and corporate end user markets. The Company has signed three-year agreements with each of Lucent Technologies, Bay Networks and Ericsson under which each of Lucent, Bay and Ericsson may sell Yurie's LDR products under their respective brands. The Company is also pursuing other private label agreements to extend its coverage of the access market. In addition, the Company is expanding its direct sales force, particularly in the geographic areas where the telecommunications service provider, private label partner and corporate end user markets are concentrated. This direct sales force is currently comprised of 26 direct sales personnel who have all had prior experience in commercial sales of networking and/or telecommunications products.

    Develop International Markets. Since ATM is an international standard, Yurie believes that the potential market for its ATM access products is global in scope. Yurie has begun to establish a sales and support organization in Europe and Asia, and to develop the product features and obtain the certifications required to pursue international markets. Yurie believes that international sales may provide an increasing portion of its revenues in the future.

    Build and Leverage Strategic Relationships. Yurie has entered into private-label agreements with each of Lucent Technologies, Bay Networks and Ericsson under which each of Lucent, Bay and Ericsson may sell Yurie's LDR products under their respective brands. The Company also has an agreement with Splitrock, under which Yurie has agreed to provide the ATM equipment for Splitrock's network, which was purchased from Prodigy. The Company is actively seeking to establish similar relationships for other markets with other telecommunications industry participants, including equipment suppliers and telecommunications service providers. As such relationships are established, Yurie intends to leverage its position in the marketplace by using the marketing expertise, distribution network, support capabilities and technologies of its strategic allies.

THE LDR PRODUCT FAMILY AND SUPPORTING SERVICES

  Yurie's LDR family of ATM access products includes the LDR200, the LDR50, the LDR5 and the LDR100. All of Yurie's LDR products are based on an ATM "cell" architecture that allows flexible transmission of all traffic types.

  The following table provides an overview of the Company's current LDR products:

                                    NUMBER OF
                                      USER       BUS
   PLATFORM                           SLOTS   BANDWIDTH        DIMENSIONS
   --------                         --------- ---------- -----------------------
   LDR200 (19" or 23")............. 11 or 15    1.2 Gbps 7H x 10.5D x 19W or 23W
   LDR50...........................     4       600 Mbps  5.25 H x 10.25D x 19W
   LDR5............................     2     1.544 Mbps    3.5H x 10D x 19W

 The LDR200

  Yurie's second generation product, the LDR200, was first shipped in September 1996. The LDR200 is designed to be easily deployed by telecommunications service providers, corporate end users and government end users. The LDR200 incorporates AQueMan and LANET, along with Reed Solomon forward error correction, an industry standard method of detecting and correcting transmission errors, and an error-tolerant addressing scheme that ensures highly reliable communication over circuits of varying speeds and quality. In addition, the LDR200 expands the capabilities of the Company's first generation LDR product by offering higher throughput, greater port density, a greater variety of interface types, enhanced scaleability and higher speed.

  The LDR200, which comes in a 19" or 23" chassis, has a bus bandwidth of 1.2 gigabits per second and is scaleable up to 11 or 15 interface module slots, depending on chassis size. It also provides enhanced reliability, offering redundancy for the power, central processing unit, clock, backplane and interface cards. The LDR200 conforms to carrier equipment installation requirements, such as Bellcore's Network Equipment Building Standards (NEBS). Additionally, the LDR200 complies with the ATM Forum's User Network Interface standard and the IISP 1.0 network/network interface standards, providing connectivity and interoperability with ATM backbone switches.

  Currently, the LDR200 supports high-speed WAN connections via DS3 and OC3c for the North American marketplace and via E3 and STM-1 for the International Marketplace. It uses DSI and E1 cards to support structured and unstructured service in compliance with ATM forum's circuit emulation specification as well as ATM cell-bearing and frame relay capabilities. The system also offers OC3-c, High Speed, Ethernet, TAXI, and analog voice interfaces and a DPSI server card, which provides voice compression, echo cancellation, and silence suppression capabilities. The Company plans to introduce other interface and server cards in the future.

  The current version of the LDR200 contains most of the features included in the earlier LDR100, and the Company is in the process of developing the LDR200 to include all of the LDR100's attributes, along with additional value-added features. The Company intends to phase out the LDR100 when the LDR200 development is completed but will continue to provide service support for the LDR100 product.

 The LDR50

  Yurie's LDR50, which started shipping in March 1997, was designed to provide access to ATM services for mid-sized to large corporate offices. Like the LDR200, the LDR50 incorporates AQueMan and LANET, and contains most of the features included in the LDR100.

  The LDR50 has a bus bandwidth of 600 megabits per second and is scaleable up to 4 interface module slots supporting up to 32 ports, depending on configuration. The LDR50 provides PVC support for ATM Forum UNI 3.0 and UNI
3.1 standard signaling and thus can interoperate with ATM equipment from other manufacturers. Because the LDR50 supports the same I/O and server modules as the LDR200, sites that outgrow the smaller system can easily upgrade to the LDR200. The LDR50 currently supports all the standard network and user interfaces supported on the LDR200.

  The LDR50's 19 x 10.25 x 5.25 chassis can be wall mounted, secured in a standard 19 telco rack, or fitted for table-top use.

 The LDR5

  The LDR5 is an ATM access device that features full "CSU/DSU" capabilities, thereby allowing frame relay and TDM equipment to interface with an ATM network. The LDR5 offers low-cost ATM access for standard customer premises equipment. It is designed for use in branch offices and other settings that do not require the more sophisticated LDR200 or the LDR50 access products. The LDR5 enables the Company to offer a full range of ATM access products.

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

  The LDR100, with a bus bandwidth of 64 megabits per second, aggregates high speed ATM LAN traffic and non-ATM voice and data traffic onto a low-speed ATM WAN. Where bandwidth utilization is especially critical, the LDR100 compresses voice prior to transmission over the WAN. To further ensure quality over a wide variety of circuit types, the LDR100 employs Reed Solomon forward error correction, and a simple error-tolerant addressing scheme. The Company has shipped more than 150 LDR100 access concentrators since February 1995.

 Product Management Protocol; Pricing

  Each of the Company's LDR products can be managed using any software package supported by the Simple Network Management Protocol ("SNMP"), such as HP OpenView and SunNet Manager. The LDR200 and LDR50 can also be managed using a simple "dumb" terminal interface.

  The LDR200 product sells for prices ranging from $35,000 to $135,000, the LDR50 from $20,000 to $40,000 and the LDR5's price ranges from $5,000 to $10,000. Actual price depends on the configuration of the product selected.

 Product Support

  The Company offers comprehensive customer support for its LDR product line. The Company's service organization offers installation, preventative maintenance, multi-vendor services, repair, training and a variety of other advanced services designed to enhance the reliability of a customer's telecommunications network. The LDR200 and the LDR50 are sold with a standard one-year warranty. The Company's customer support representatives are located in Landover, Maryland and currently are available from 8:00 a.m. to 8:00 p.m. Eastern time, Monday through Friday. At other times, the Company's customer support representatives can page an on-call technical support person to respond to technical support requests. In the future, the Company expects to offer extended service for the Company's products that will be available 24 hours a day, seven days a week. The Company is currently considering whether this service will be provided by a third party or in-house.

STRATEGIC RELATIONSHIPS

  During 1997, Yurie entered into private-label partner agreements with each of Bay Networks, Lucent Technologies and Ericsson. These agreements permit each of Bay, Lucent and Ericsson to market and sell the Company's LDR products into both commercial and government markets for three years, subject to renewal. None of these agreements has minimum purchase guarantees. Also during 1997, Yurie modified its agreement with AT&T, the AT&T Agreement, which previously granted AT&T the exclusive right to market and sell its products in government markets and required AT&T to make certain minimum purchase guarantees. The AT&T Agreement was amended in response to the interest expressed by other parties to sell Yurie products in government markets. As a result of this amendment, AT&T no longer has an exclusive license to market and sell Yurie products in government markets nor is it required to make the remaining minimum purchases of LDR products in 1997 and 1998 provided for under the AT&T Agreement totaling approximately $14.0 million.

SPLITROCK RELATIONSHIP

  The Company has a significant customer relationship with Splitrock, a Texas corporation that provides communications services specifically configured to meet the needs of large network users. Splitrock purchased the Prodigy Network in 1997. Yurie and Splitrock are parties to an agreement, the Splitrock Agreement, which requires Splitrock to purchase a minimum of $20.0 million of LDR products from the Company in the period from July 1997 to December 1998 and provides for Yurie to furnish services to support deployment and implementation of Yurie's products in Splitrock's network on a time and materials basis. Kwok L. Li, the Chief Technology Officer and Vice Chairman of the Board of Yurie, is Chairman of the Board of Splitrock and the majority and controlling shareholder of Linsang Partners LLC. Linsang Partners LLC is the majority shareholder of Splitrock.

  Of the Company's sales of LDR products in 1997, $12.4 million consisted of direct purchases by Splitrock, $7.6 million of which purchases were credited against Splitrock's minimum purchase guarantee under the Splitrock Agreement. Splitrock and Ericsson executed a letter of intent on February 2, 1998, pursuant to which Ericsson would provide Splitrock with certain services as well as LDR products that Ericsson had purchased or will purchase under its private-label partner agreement with the Company. Subsequently, during the first quarter of 1998, Linsang Partners LLC agreed to purchase from Ericsson for use in Splitrock's network the $5 million of LDR products sold to Ericsson in the fourth quarter of 1997. This expected $5 million purchase is separate from the $12.4 million of product sales to Splitrock during 1997 and upon such purchase by Linsang Partners LLC will be credited against Splitrock's minimum purchase guarantee under the Splitrock Agreement. Linsang Partners LLC also submitted a purchase order to Ericsson for up to an additional $2 million of LDR products, which purchases, as made, will also be credited against Splitrock's minimum purchase guarantee under the Splitrock Agreement.

  AT&T and Splitrock have also entered into agreements pursuant to which AT&T network services will be provided to Splitrock. In conjunction therewith, AT&T Credit Corporation will lease Yurie products to Splitrock, including Yurie products previously sold to AT&T.

CUSTOMERS AND END USERS

  The Company markets and sells its products to telecommunication service providers, Internet service providers, corporate end users and government end users. The principal end users of Yurie's ATM access products have historically been U.S. government agencies and their support contractors. The Company has begun to obtain purchase orders from commercial customers. In the quarter ended December 31, 1996, 14.0% of the Company's product sales were to commercial customers. In the quarter ended December 31, 1997, 100% of the Company's product revenue resulted from sales to commercial customers. Among the more than 30 government organizations and commercial customers that have purchased or used or have agreed to purchase the Company's products are:

Advanced Research Project                 AT&T
 Agency/Defense Information               Booz-Allen & Hamilton, Inc.
Systems Agency Joint Program Office       Applied Innovation, Inc.
U.S. Army Communications Electronics      Oneline Management, Inc.
 Command                                  Lunex Group, LLC
Defense Aerospace Reconnaissance          K-NET Ltd.
 Organization                             Government of Canada, Communications
North Atlantic Treaty Organization         Research Center
Naval Research Laboratory                 Ericsson, Inc.
Los Angeles Department of Water &         Kyung-In
 Power
Lucent Technologies
Splitrock Services, Inc.
Bay Networks, Inc.
Mitre Corporation

  Although there are more than 30 end users of Yurie's products, the Company's customer base is highly concentrated and a small number of customers has accounted for a significant portion of the Company's total revenue in recent years. Sales to AT&T, either for its own use or for resale to government agencies or their support contractors, accounted for 46.2%, 64.8%, 86.8% and 17.8% of the Company's total revenues in 1994, 1995, 1996 and 1997. Direct sales to Splitrock accounted for approximately 26.5% of the Company's total revenues in 1997. Bay Networks, Inc. and Ericsson, Inc. accounted for 16.4% and 14.2% of total revenues for 1997, respectively. The Company continues to expand its sales and marketing efforts to telecommunications service providers and corporate end users.

RESEARCH AND DEVELOPMENT

  The Company's objective is to be a leader in developing new technology for the ATM access market. The Company has established an active research and development program that is focused on the development of new and enhanced products using ATM technology. In particular, the Company's research and development team is seeking to expand the capabilities of the LDR200's and LDR50's interface modules, develop new server modules (such as primary rate ISDN and voice compression), expand network management capabilities and enhance service interworking capabilities. The Company actively solicits product development ideas from telecommunications service providers and end users of the Company's products, and develops additional ideas through participation in industry organizations and international standards bodies such as the ITU and ATM Forum.

  During 1995, 1996 and 1997, total research and development expenditures were $563,000, $4.4 million and $8.7 million, respectively. The Company expects its future research and development expenditures will grow commensurately with its revenue growth. Approximately 92 Company employees were engaged in research and development programs, including hardware and software development, test and engineering support personnel as of March 20, 1998. The majority of these employees currently are located in the Company's Landover, Maryland headquarters. The Company has recently opened research and development facilities in Alameda, California and Atlanta, Georgia. Over half of the Company's research and development employees hold masters or higher degrees. The Company believes that recruiting and retaining qualified engineering personnel are essential to its continuing success.

SALES, MARKETING AND DISTRIBUTION

  In order to pursue customers in the telecommunications service provider and corporate end user markets, the Company has expanded its direct sales force by hiring sales personnel who have all had experience in commercial sales of networking and/or telecommunications products. As of March 20, 1998, the Company had 26 sales personnel in its direct sales organization. Domestic sales offices are located in New York, Phoenix, San Francisco, Los Angeles, Hartford, Dallas, Tampa, Atlanta and Landover, MD. In 1997, sales offices were also opened in Aubrey, Texas; Wyndham, New Hampshire; Richardson, Texas; Buffalo Grove, Illinois; as well as in several cities in New Jersey. All of these offices, except the offices in Landover, MD, are currently located in the homes of sales people. In 1997, the Company opened a marketing and technical support office in Korea and maintains a sales office in the United Kingdom.

 Direct Sales

  The Company continues to expand its direct sales force to market the Company's products and to ensure direct contact with its customers and private label partners. The primary roles of the Company's sales force are (i) to provide support to commercial customers and seek additional strategic partners, (ii) to support end users by addressing complex ATM access problems and (iii) to differentiate the features and capabilities of the Company's LDR products from competitive products. In addition, the Company believes that its investment in a direct sales force will help the Company to monitor changing customer requirements, competing products and the development of industry standards.

  Yurie's 26-person direct sales force includes both sales persons and sales engineers. Sales engineers provide support and services for the Company's sales persons and for existing customers. Most of the members of the direct sales force have had significant prior experience in sales with industry-leading networking companies. Members of Yurie's sales team have had an average of 10 years of sales experience, and many of the sales persons have had experience selling and managing end user, telecommunications service provider and strategic private label accounts.

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

MANUFACTURING AND SUPPLIERS

  The Company's manufacturing operations consist primarily of materials planning and procurement, test and manufacturing engineering, module testing and quality control. Yurie relies on three manufacturers, Sanmina Corporation, Teledyne Electronic Technologies and Kuchera Industries, Inc. to manufacture the majority of its common equipment circuit packs, backplanes, chassis and printed circuit board assemblies used in the Company's products. Yurie does not have a contract with these or any other manufacturers, and all of the Company's products are manufactured pursuant to individual purchase orders. The Company believes that its orders do not represent a significant portion of these subcontract manufacturers' total business. In the past, Yurie has also used several other manufacturers as supplemental sources for backplanes, chassis and printed circuit boards, and may use these manufacturers in the future as necessary. The Company believes that its strategy of using subcontract manufacturers has increased its flexibility and responsiveness to changes, as it is in a better position to reduce product costs, acquire additional capacity and reduce its capital investment. It is, however, currently relying on a limited number of manufacturers, and if one or more of these manufacturers should experience quality or other problems, such problems could result in delays in product shipments by the Company.

  Final testing of the Company's products is performed by the Company at its Landover, Maryland facility. All products are rigorously tested using automated test equipment prior to shipment to customers. All circuit boards are tested individually. As each customer's network requires different product features to provide the desired functionality, the products are not assembled into complete units prior to shipment. Each feature is packaged and shipped separately to the customers, who use instructions provided by Yurie to configure the products at their locations. Yurie warrants all of its products to be free from defects for a period of one year from the date of shipment.

  Generally, the Company uses industry standard components for its access products. It uses field programmable gate arrays with erasable programmable memory rather than custom integrated circuits in order to maximize its ability to customize products quickly for telecommunications service providers and add product features. Certain components used in the Company's products, including microprocessors and communications chips manufactured by PMC-Sierra, Inc., Hewlett-Packard Company, Integrated Device Technology, Inc., Xilinx, Inc., Texas Instruments, Analog Devices and Altera Corporation, are currently available from only one supplier. In the past, there have been shortages of certain of these components because of vendor production problems and the inability of suppliers to increase delivery rates. In addition, the Company has experienced shortages of certain other key components. These component shortages and delays have resulted in delays in the shipment of the Company's products, and the component shortages have also resulted in higher component costs. When these components are in short supply, Yurie must compete for them with larger companies that often have longer established relationships with these vendors. Certain components that currently are readily available may become difficult to obtain in the future.

COMPETITION

  While the market for ATM access products is still evolving, the networking industry as a whole is intensely competitive. Among the companies who have already produced ATM access products are ADC Kentrox, 3Com, and Ascend Communications. Other companies, including Cisco Systems/StrataCom, Nortel, General DataComm, Digital Link, Fore Systems and Newbridge Networks, have already developed networking equipment that may be competitive with the Company's products. The Company expects that some of these companies and other networking and computer systems companies may in the future announce plans to develop ATM access products that are directly competitive with the Company's products.

  The Company does not intend to compete solely on the basis of price. Instead, it intends to compete by offering superior features, performance, reliability and flexibility at competitive prices. Yurie's management is adopting this strategy because equipment price is only one component in overall communications costs. WAN bandwidth and network operating expenses generally exceed the total cost of the network equipment for a typical customer.

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

INTELLECTUAL PROPERTY, PROPRIETARY INFORMATION AND TECHNICAL KNOW HOW

  The Company believes that its future success depends, in part, upon its ability to develop and protect proprietary technology contained in its products. The Company currently relies upon a combination of trade secret, copyright, patent and trademark laws, as well as contractual restrictions, to establish and protect proprietary rights in its products. The Company also has entered into nondisclosure, noncompete and invention assignment agreements with substantially all of its employees and nondisclosure agreements with certain of its suppliers, distributors and customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or independent third-party development of similar technologies. The Company also possesses and relies upon a valuable body of technical know how related to the design and operation of its products.

  The U.S. Patent and Trademark Office has issued U.S. Patent No. 5,568,482 to the Company for its LANET protocol. LANET is a significant technological invention that allows ATM to run over transmission media of any speed or quality. The Company provides the technology covered by the LANET patent at no cost to the public because it believes that making the LANET technology freely available to the public would have greater benefits than licensing the technology to third parties or preserving the technology solely for its own use. The Company, however, retains its patent rights in the LANET technology, although third parties are free to use the technology in unmodified form for their own purposes. The Company believes that making LANET available at no cost to the public will create demand for and facilitate widespread use of LANET and increase name recognition for Yurie as the developer of LANET.

  Two additional patent applications have been filed for (i) the AQueMan algorithm developed by the Company to regulate and prioritize the flow of traffic in ATM access products and (ii) error-tolerant addressing to enhance the ability to transport ATM cells over noisy links (e.g., wireless circuits). The Company intends to file another patent application for a method to simplify authentication and key exchange in the establishment of secure links. The Company does not now intend to make any of the technologies described in these patent applications available to the public at no cost. There can be no assurance that the Company's patent applications will result in issued patents or that the Company's existing patent or future patents will be upheld as valid or prevent the development of competitive products. The failure of the Company to obtain a patent for AQueMan, or to be granted patents for any of its other Company-developed technologies, could have a material adverse effect on the Company's business and its growth prospects.

EMPLOYEES

  On March 20, 1998, Yurie employed 243 individuals on a full-time equivalent basis. Of these, 92 were involved in engineering, 16 were working in applications engineering in the professional services division, 49 were employed in sales, marketing and customer support, 50 were engaged in operations and manufacturing and the remaining 30 were devoted to administration, finance and strategic planning. The Company considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements, nor are there any collective bargaining agreements in place.

RISK FACTORS

  Limited Operating History and Operating Results. The Company was founded in 1992, began developing ATM access products in 1994 and commenced shipping ATM access products in February 1995. Accordingly, there is only a limited operating history upon which to base an evaluation of the Company and its prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, develop its technologies, commercialize products incorporating these technologies, and attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in addressing these risks. The Company expects that its operating expenses will increase in the future, and there can be no assurance that its revenues will increase sufficiently to allow it to maintain profitability, either on an annual or quarterly basis.

  Dependence on ATM; Product Concentration. Although ATM is an industry standard, the ATM access market is still emerging and only a limited number of telecommunications service providers have installed ATM networks. All of the Company's product revenue to date has been derived from the sale of ATM access products, and the Company expects that the sale of ATM access products and related services will continue to account for substantially all of its revenues for the foreseeable future. The Company's success will depend on the market acceptance of ATM technology as a preferred networking solution relative to other existing or newly developed solutions. The failure of ATM-based networking products to achieve widespread market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition.

  Sales of the Company's LDR access products have accounted for substantially all of its revenue to date, and these products and related enhancements are expected to continue to account for a majority of the Company's revenue for the foreseeable future. The Company's success depends in large part on continued sales of the LDR product line. A decline in either demand for or the average sales prices of the Company's LDR products, whether as a result of new product introductions by competitors, price competition, technological change, inability to provide enhancements on a timely basis or otherwise, could have a material adverse effect on the Company's business, results of operations and financial condition.

  Dependence on Strategic Relationships. A major component of the Company's strategy involves the establishment of strategic relationships with telecommunications equipment providers and telecommunications service providers to leverage these entities' distribution networks. The failure of the Company to establish these relationships would have a material adverse effect on the Company's growth prospects. Yurie has entered into private-label partner agreements with Bay Networks, Lucent Technologies and Ericsson. These agreements permit each of Bay, Lucent and Ericsson to market and sell the Company's LDR products into commercial and government markets for three years, subject to renewal. None of these agreements have minimum purchase guarantees. Previously, under the AT&T Agreement, AT&T held an exclusive license to sell Yurie products in government markets, and had agreed to certain minimum purchase guarantees. In response to the interest expressed by other parties to sell Yurie products in both commercial and government markets, Yurie and AT&T amended the AT&T Agreement on November 3, 1997. Under this amendment, AT&T no longer has an exclusive license to sell Yurie's products in government markets, nor is it required to make minimum annual purchases. Sales to AT&T represented 46.2%, 64.8%, 86.8% and 17.8% of the Company's total revenue during 1994, 1995, 1996 and 1997, respectively. If the Company fails to replace the sales that would have been made to AT&T under its minimum purchase requirements with sales to other customers, there could be a material adverse effect on the Company's business, results of operations and financial condition.

  Dependence on Related Party Sales. The Company has a significant customer relationship with Splitrock. Yurie and Splitrock are parties to an agreement, the Splitrock Agreement, which requires Splitrock to purchase a minimum of $20.0 million of LDR products from the Company in the period from July 1997 to December 1998 and provides for Yurie to furnish services to support deployment and implementation of Yurie's products in Splitrock's network on a time and materials basis. Kwok L. Li, the Chief Technology Officer and Vice Chairman of the Board of Yurie, is Chairman of the Board of Splitrock and the majority and controlling shareholder of Linsang Partners LLC. Linsang Partners LLC is the majority shareholder of Splitrock. Of the Company's sales of LDR products in 1997, $12.4 million consisted of direct purchases by Splitrock, $7.6 million of which purchases were credited against Splitrock's minimum purchase guarantee under the Splitrock Agreement. Splitrock and Ericsson executed a letter of intent on February 2, 1998, pursuant to which Ericsson would provide Splitrock with certain services as well as LDR products that Ericsson had purchased or will purchase under its private-label partner agreement with the Company. Subsequently, during the first quarter of 1998, Linsang Partners LLC agreed to purchase from Ericsson for use in Splitrock's network the $5 million of LDR products sold to Ericsson in the fourth quarter of 1997. This expected $5 million purchase is separate from the $12.4 million of product sales to Splitrock during 1997, and upon such purchase by Linsang Partners LLC, will be credited against Splitrock's minimum purchase guarantee under the Splitrock Agreement. Linsang Partners LLC also submitted a purchase order to Ericsson for up to an additional $2 million of LDR products, which purchases, as made, will also be credited against Splitrock's minimum purchase guarantee under the Splitrock Agreement. The failure of Splitrock to purchase its guaranteed minimum under the Splitrock Agreement could have a material adverse effect on the Company's business, or results of operations.

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

  Furthermore, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of product enhancements or new product offerings will not cause customers to defer purchasing existing Company products or cause resellers to return products to the Company. Failure to introduce new products or product enhancements effectively and on a timely basis, customer delays in purchasing products in anticipation of new product introductions and any inability of the Company to respond effectively to technological changes, emerging industry standards or product announcements by competitors, could have a material adverse effect on the Company's business, operating results and financial condition.

  Highly Competitive and Consolidating Market. Although the market for ATM access products is still evolving, the Company anticipates that it will become intensely competitive. The Company's direct competitors include ADC Kentrox and 3Com. Each of these companies has already produced ATM access products that are directly competitive with the Company's products. In addition, Ascend Communications has developed an ATM access product that will be directly competitive with the Company's products. Other companies, including Cisco Systems/StrataCom, Nortel, General DataComm, Digital Link, Fore Systems and Newbridge Networks have developed networking equipment that may be competitive with the Company's products. The Company expects that some or all of these companies and other networking and computer systems companies may in the future announce plans to develop ATM access products that are directly competitive with the Company's products. In addition, companies with interests in other segments of the ATM market, such as central office equipment vendors, cable television operators and long-distance telephone carriers, may seek to apply their expertise to the ATM markets served by the Company.

  The entrance of new competitors would be likely to intensify competition in the ATM access market. Some of the Company's current and possible future competitors have greater financial, technical, marketing and other resources than the Company, and some have well established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share or that competition will increase as a result of networking industry consolidation. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition.

  In addition, there has recently been an increase in acquisitions by large, well-established networking companies of smaller networking companies that possess technology that will allow the larger companies to offer a more complete product line. Among the companies that have announced or completed acquisitions are Cisco Systems, Bay Networks, Cabletron Systems, Fore Systems, Ascend Communications and 3Com. Consolidation within the industry could lead to even greater competition than currently exists. In addition, the ability of these larger companies to offer customers total networking solutions from one vendor in the future may have a material adverse effect on the Company's sales.

  Fluctuations in Quarterly and Annual Operating Results. The Company may experience significant fluctuations in future quarterly and annual operating results. Fluctuations may be caused by many factors, including the timing of new product introductions or technological advances by the Company or its competitors; market acceptance of enhanced or new versions of the Company's products, including the LDR200 and the LDR50; the size and timing of individual orders of the Company's products; price reductions by the Company or its competitors; changes in the distribution channels through which the Company's products are sold; the addition or loss of significant customers; the mix of the products sold by the Company; the ability of the Company to obtain sufficient supplies of sole or limited source components for the Company's products; and general economic conditions. Quarterly fluctuations in purchase orders by Splitrock, and the Company's private label partners, such as Lucent, Bay, and Ericsson or inventory buildups by such customers, also will cause fluctuations in the Company's operating results. In addition, changes in the mix of the products sold by the

Company or the distribution channels through which the Company's products are sold may cause fluctuations in the Company's gross and operating margins. Also, the Company's anticipated operating expense levels are based, in part, on its expectations as to future revenue and, as a result, net income may be disproportionately affected by a reduction in revenue.

  The Company has recently experienced a period of revenue growth and a substantial increase in orders, customers and employees. This growth, however, is not necessarily indicative of future results. In addition, in view of the significant growth of the Company's operations in the past three years, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company has not experienced seasonal trends to date, but the Company's business, operating results and financial condition may be affected by such trends in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common stock.

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

  Data Labs Merger. Yurie acquired Data Labs during the fourth quarter of 1997. Although Yurie expects that the Data Labs Merger will result in beneficial synergies in the operations and technologies of Yurie and Data Labs, achieving the anticipated effects of the Data Labs Merger will depend in part upon whether the integration of the two companies' businesses, technologies and key personnel is accomplished in an effective and efficient manner, an outcome which cannot be assured. Achieving these anticipated synergies will also depend on a number of other factors, including, without limitation, industry-specific economic factors and Yurie's ability to market and sell Data Labs' product, the LDR5, to new customers. Yurie was Data Labs' largest customer for the year ended December 31, 1997. There can be no assurance that the anticipated beneficial synergies will be achieved or that sales of the LDR5 will be significant to the Company's operations.

  Dependence on Proprietary Technology. The Company's ability to compete successfully will depend, in part, on its ability to protect the proprietary technology contained in its products. The Company currently relies upon a combination of trade secret, copyright, patent and trademark laws, as well as contractual restrictions, to establish and protect its proprietary rights. The Company also seeks to enter into non-competition, proprietary information and assignment of invention agreements with its employees and non-disclosure agreements with certain of its suppliers, distributors and customers that are designed to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements can effectively deter misappropriation of the Company's technology or independent third-party development of competing technologies.

  The Company has one issued patent for its LANET protocol. The Company has made the technology covered by the LANET patent available in unmodified form, at no cost to the public, in the belief that this release will create demand for and facilitate widespread use of LANET and increase name recognition for Yurie as the developer of LANET. Two additional patent applications have been filed for (i) the AQueMan algorithm developed by the Company to regulate and prioritize the flow of traffic in ATM access products and (ii) error-tolerant addressing to enhance the ability to transport ATM cells over noisy links (e.g., wireless circuits). The Company intends to file another patent application for a method to simplify authentication and key exchange in the establishment of secure data links. There can be no assurance that the applications will result in issued patents or that the Company's existing patent or future patents will be upheld as valid or prevent the development of competing products. The failure of the Company to obtain a patent for AQueMan, or to be granted patents for any of its other Company-developed technologies, could have a material adverse effect on the Company's business. Defense of patents can be very costly and unsuccessful patent litigation could have a material adverse effect on the Company's competitive position. In addition, there can be no assurance that third parties will not accuse the Company of patent infringement with respect to current or future products. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing technology or acquire technology licenses. Also, effective copyright and trade secret protection may not be available in every foreign country in which the Company's products are or may be deployed.

  Dependence on Manufacturers and Suppliers. Yurie relies on three manufacturers, Sanmina Corporation, Teledyne Electronic Technologies and Kuchera Industries, Inc., to manufacture the majority of its common equipment circuit packs, backplanes, chassis and printed circuit board assemblies used in the Company's products. Yurie does not have contracts with these or any other manufacturers, and all of the Company's products are manufactured pursuant to individual purchase orders. The Company believes that its orders do not represent a significant portion of these subcontract manufacturers' total business. In the past, Yurie has also used several other manufacturers as supplemental sources for backplanes, chassis and printed circuit boards, and may use these manufacturers in the future as necessary. The Company believes that its strategy of using subcontract manufacturers has increased its flexibility and responsiveness to changes, as it is in a better position to reduce product costs, acquire additional capacity and reduce its capital investment. It is, however, currently relying on a limited number of manufacturers, and if one or more of these manufacturers should experience quality or other problems, such problems could result in delays in product shipments by the Company. To the extent the Company would be required to find replacements for its manufacturers, a change in manufacturers could result in short term cost increases and time delays in deliveries of finished assemblies, which could have a material adverse effect on the Company's business and operating results and possibly on its relationships with customers. While Yurie maintains some level of safety stock on critical components and some level of reserve inventory, these levels would not be sufficient to meet increases in demand occurring simultaneously with delayed deliveries from manufacturers.

  Certain components used in the Company's products, including microprocessors and communications chips that are manufactured by PMC-Sierra, Inc., Hewlett-Packard Company, Integrated Device Technology, Inc., Xilinx, Inc., Texas Instruments, Analog Devices and Altera Corporation, are currently available from only one supplier. In the past, the Company has experienced shortages of certain of these components because of vendor production problems and the inability of suppliers to increase delivery rates to meet the Company's requirements. In addition, the Company has experienced shortages of certain other key components. These component shortages and delays have resulted in delays in the shipment of the Company's products, and the component shortages have also resulted in higher component costs. When these components are in short supply, Yurie must compete for them with larger companies that often have longer established relationships with these vendors. Certain components used in the Company's products require an order lead time of up to 16 weeks. Other components that currently are readily available may become difficult to obtain in the future. Failure of the Company to predict accurately its required quantities of these long lead time components could result in either shortages or excess inventory of such components, which could have a material adverse effect on the Company's business and operating results.

  Any extended delay in deliveries of components or of finished printed circuit board assemblies would have a material adverse effect on the Company's business and operating results and possibly on its relationships with customers. Although Yurie typically maintains some reserve inventory of components, this inventory would not cover a significant delay in the delivery of such components.

  Dependence on Key Personnel. The Company's success depends to a significant extent upon a number of key technical and management employees, including Jeong H. Kim, the Company's Chief Executive Officer and Chairman of the Board of Directors, Kwok L. Li, the Company's Vice Chairman of the Board and Chief Technology Officer, Harry J. Carr, the Company's President, Chief Operating Officer and a Director, and Barton Y. Shigemura, the Company's Senior Vice President of Sales and Marketing and a Director. Mr. Li is the Chairman of the Board of Splitrock, and the majority and controlling shareholder of Linsang Partners LLC, which is the majority shareholder of Splitrock, and as such, devotes a significant amount of time to Splitrock. The loss of the services of any of the Company's key employees could have a material adverse effect on the Company. Mr. Carr has served in his position only since June 1997. As a result, key members of the Company's management team have worked together for only a short time. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain additional highly-skilled technical, managerial, sales and marketing personnel. Competition for such personnel, especially engineers, is intense and competitors often employ aggressive tactics to recruit key employees. There can be no assurance that the Company will be successful in attracting, hiring, integrating and retaining the personnel that it requires.

  Compliance with Regulations and Evolving Industry Standards. The Company's products must meet a significant number of voice and data communications regulations and standards, some of which are evolving as new technologies are deployed. In the U.S., the Company's products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories, as well as standards established by Bell Communications Research ("Bellcore"). Internationally, the Company's products must comply with standards established by telecommunications authorities in various countries, as well as with recommendations of the International Telecommunications Union ("ITU"). In addition, telecommunications service providers require that equipment connected to their networks comply with their own standards, which may vary from industry standards. A delay in obtaining, or the failure to obtain, certification of its products domestically or in countries outside of the U.S. could delay or preclude the Company's sales and marketing efforts, which could have a material adverse effect on the Company's business and operating results.

  Industry standards for ATM technology are still evolving. One of the bodies setting industry standards is the ATM Forum, a group of industry participants including equipment manufacturers, telecommunications service providers and end users. As these standards evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in achieving compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which could have a material adverse effect on the Company's business and operating results.

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

  Risks Associated With International Sales and Currency Exchanges. Less than 1% of the Company's revenue in each of the years ended December 31, 1994, December 31, 1995 and December 31, 1996, was derived from orders from international customers. During 1997, 11.0% of the Company's revenue was derived from orders from international customers. The Company intends to continue its sales and marketing efforts outside of the U.S. and may enter into international markets which will require significant management attention and financial resources. Currently, Yurie maintains offices in Korea and the U.K.

  Conducting business outside of the U.S. is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. Moreover, gains and losses on the conversion to U.S. dollars of accounts receivable not denominated in U.S. dollars and accounts payable arising from international operations may contribute to fluctuations in the Company's business and operating results. Should the Company have a material amount of sales or purchase obligations that are denominated in foreign currencies in the future, the Company may engage in currency hedging activities or derivative arrangements. Fluctuations in exchange rates could affect demand for the

Company's products. For instance, the recent devaluations of certain currencies in Asia, including the Korean won, could adversely effect the Company's ability to sell LDR products in that region. The imposition of exchange or price controls or other restrictions on foreign currencies could have a material adverse effect on the Company's business and operating results. If the Company increases its international sales, its revenue may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

  Potential Stock Price Volatility. The market price of the Company's common stock may be volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, and general market conditions may have a significant effect on the market price of the common stock. Further, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies.

  General Economic Conditions. Demand for the Company's products depends in large part on the overall demand for communications and networking products, which has in the past and may in the future fluctuate significantly based on numerous factors, including capital spending levels and general economic conditions. There can be no assurance that the Company will not experience a decline in demand for its products due to general economic conditions. Any such decline would have a material adverse effect on the Company's business, operating results and financial condition.

  Control by Current Stockholders. Directors and executive officers of the Company and their affiliates currently own beneficially approximately 69.0% of the outstanding common stock. As a result, these stockholders are able to elect a majority of the Company's Board of Directors and approve all matters requiring stockholder approval, and will have significant control over the Company and the conduct of its business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

ITEM 2. PROPERTIES

  The Company's principal offices are located in a 137,000 square foot facility leased by the Company at 8301 Professional Place, Landover, MD 20785-2237 (a suburb of Washington, DC). Approximately 40% of the space in this facility is used or reserved for manufacturing, product development and testing; the balance is used or reserved for sales, marketing and other general and administrative activities.

  The Company also leases approximately 5,300 square feet of space for a research and development facility at 2020 Challenger Drive, Suite 101, Alameda, California and approximately 5,400 square feet in Atlanta, Georgia. Yurie believes that its present facilities are well maintained and in good operating condition, although additional facilities may be needed to meet anticipated levels of operations in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  There are no material pending legal proceedings to which the Company is party or of which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the stockholders of the Company during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY

  The Company's common stock has been quoted on the Nasdaq National Market under the symbol YURI since February 4, 1997 following its initial public offering. The following table sets forth the high and low prices, as reported by Nasdaq, for the periods indicated:

                                                                  HIGH    LOW
                                                                 ------- ------
   YEAR ENDED DECEMBER 31, 1997:
    First Quarter (from February 4)............................. $16.750 $9.500
    Second Quarter..............................................  19.125  9.375
    Third Quarter...............................................  37.250 15.750
    Fourth Quarter..............................................  39.875 17.250

  On March 20, 1998, the last reported sale price of the Company's common stock as reported by the Nasdaq National Market was $23 1/2. There were approximately 3,300 holders of the Company's common stock as of March 1998.

                                DIVIDEND POLICY

  The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. The declaration and payment by the Company of any future dividends and the amounts thereof will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by any credit agreements or senior securities and other factors deemed relevant by the Board of Directors.

                       SALES OF UNREGISTERED SECURITIES

  The information required by this portion of Item 5 is incorporated by reference to Item 15 of Part II of the Registration Statement on Form S-1 (File No. 333-45481), filed February 13, 1998 with the Securities and Exchange Commission.

                  USE OF PROCEEDS -- INITIAL PUBLIC OFFERING

  As of December 31, 1997, the Company had used approximately $6.0 million of the net proceeds from the Company's initial public offering for purchases of equipment and systems hardware and software. At December 31, 1997, $33.9 million of the net proceeds was invested in municipal bonds, $2.0 million was invested in mutual funds and $1.0 million was held by Commerce Bank for an irrevocable letter of credit.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data set forth below is derived from the audited financial statements of the Company for the years ended December 31, 1993, 1994, 1995, 1996 and 1997. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the notes thereto included as Item 8 in this Form 10-K.

                                             YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                    1993(2)  1994(2) 1995(2)  1996(2) 1997(2)(3)
                                    -------  ------- -------  ------- ----------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
 Product revenue................... $   --   $    5  $2,880   $18,738  $47,064
 Service revenue...................     225   1,292   2,634     2,528    4,004
 Other revenue.....................     --      --    1,108       391      --
                                    -------  ------  ------   -------  -------
  Total revenue....................     225   1,297   6,622    21,657   51,068
Cost of revenue:
 Cost of product revenue...........     --        3   1,329     6,806   16,669
 Cost of service revenue...........     161     737   1,330     1,666    3,026
                                    -------  ------  ------   -------  -------
  Total cost of revenue............     161     740   2,659     8,472   19,695
Gross profit.......................      64     557   3,963    13,185   31,373
Operating expenses:
 Research and development..........      14      50     562     4,428    8,691
 Sales and marketing...............     --       22       5     1,880    6,787
 General and administrative........      66     314   1,871     2,980    7,373
                                    -------  ------  ------   -------  -------
  Total operating expenses.........      80     386   2,438     9,288   22,851
Income (loss) from operations......     (16)    171   1,525     3,897    8,522
Other income (expense).............      (6)      2      (2)       90    1,544
                                    -------  ------  ------   -------  -------
Income (loss) before income taxes..     (22)    173   1,523     3,987   10,066
Income taxes.......................     --       43     574     1,563    3,930
                                    -------  ------  ------   -------  -------
Net income (loss).................. $   (22) $  130  $  949   $ 2,424  $ 6,136
                                    =======  ======  ======   =======  =======
Basic net income (loss) per common
 share............................. $ (0.00) $ 0.01  $ 0.05   $  0.12  $  0.25
                                    =======  ======  ======   =======  =======
Basic weighted average shares out-
 standing(1).......................  16,337  16,337  20,505    20,606   24,714
                                    =======  ======  ======   =======  =======

                                                  AS OF DECEMBER 31,
                                        ---------------------------------------
                                        1993(2) 1994(2) 1995(2) 1996(2) 1997(2)
                                        ------- ------- ------- ------- -------
Balance Sheet Data (at end of period):
Cash and cash equivalents..............  $  6    $ 232  $3,803  $ 5,245 $ 8,142
Working capital........................   (82)    (128)    618    9,344  57,046
Total assets...........................    99      641   6,328   16,907  75,402
Stockholders' equity (deficit).........   (75)      57   1,216   11,571  65,134

--------
(1) Computed on the basis described in Note 3 of Notes to Financial
    Statements.
(2) Effective December 1, 1997, Data Labs merged with a subsidiary of the Company. The transaction was accounted for as a pooling-of-interests. Accordingly, the financial statements of the Company have been restated to reflect Data Labs results for the periods shown. Acquisition costs totaling approximately $1 million are included.
(3)Sales to related parties totaled $13.5 million during 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Yurie, founded in 1992, designs, manufactures, markets and services ATM access products for telecommunications service providers, corporate end users and government end users. The Company began developing ATM access products in 1994 and began product shipments in February 1995. Prior to 1995, the Company's revenue was derived primarily from telecommunications consulting and related services.

  Today, the Company generates revenue primarily from the sale of the LDR200, an ATM access product released in September 1996, and the LDR50, a related ATM access product which was first shipped in March 1997. Yurie continues to generate revenue from providing telecommunications and networking applications consulting services, though these services generate an increasingly smaller portion of total revenue. Since the release of the LDR100 in 1995, revenue generated from the sale of the LDR products continues to represent an increasingly larger portion of the Company's total revenue, and the Company expects this trend to continue.

  During 1997, Yurie entered into private-label partner agreements with each of Bay Networks, Lucent Technologies and Ericsson. These agreements permit each of Bay, Lucent, and Ericsson to market and sell the Company's LDR products into commercial and government markets for three years, subject to renewal. None of these agreements has minimum purchase guarantees. Previously, under the AT&T Agreement, AT&T held an exclusive license to sell Yurie's products in government markets, and was required to make minimum purchases of $10 million for each of 1997 and 1998. In response to the interest expressed by other parties to sell Yurie products in government as well as commercial markets, Yurie and AT&T amended the AT&T Agreement on November 3, 1997. Under this amendment, AT&T no longer has an exclusive license to sell Yurie's products in government markets, nor is AT&T required to make minimum annual purchases. In 1994, 1995, 1996 and 1997, sales to AT&T represented 46.2%, 64.8%, 86.8% and 17.8%, respectively, of the Company's revenue. For the year ended December 31, 1996, the Company shipped a total of $8.3 million of LDR200s to AT&T. During 1997, the Company shipped $7.5 million of LDR 200s and LDR 50s to AT&T.

  The Company has a significant customer relationship with Splitrock. Yurie's agreement with Splitrock, the Splitrock Agreement, requires Splitrock to purchase a minimum of $20.0 million of LDR products from the Company in the period from July 1997 to December 1998 and provides for Yurie to furnish services to support deployment and implementation of Yurie's products in Splitrock's network on a time and materials basis. Kwok L. Li, the Chief Technology Officer and Vice Chairman of the Board of Yurie, is Chairman of the Board of Splitrock and the majority and controlling shareholder of Linsang Partners LLC. Linsang Partners LLC is the majority shareholder of Splitrock.

  Of the Company's sales of LDR products in 1997, $12.4 million consisted of direct purchases by Splitrock, $7.6 million of which purchases were credited against Splitrock's minimum purchase guarantee under the Splitrock Agreement. Splitrock and Ericsson executed a letter of intent on February 2, 1998, pursuant to which Ericsson would provide Splitrock with certain services as well as LDR products that Ericsson had purchased or will purchase under its private-label partner agreement with the Company. Subsequently, during the first quarter of 1998, Linsang Partners LLC agreed to purchase from Ericsson for use in Splitrock's network $5 million of LDR products sold to Ericsson in the fourth quarter of 1997. This expected $5 million purchase is separate from the $12.4 million of product sales to Splitrock during 1997, and upon such purchase by Linsang Partners LLC, will be credited against Splitrock's minimum purchase guarantee under the Splitrock Agreement. Linsang Partners LLC also submitted a purchase order to Ericsson for up to an additional $2 million of LDR products, which purchases, as made, will also be credited against Splitrock's minimum purchase guarantee under the Splitrock Agreement.

  AT&T and Splitrock have also entered into agreements pursuant to which AT&T network services will be provided to Splitrock. In conjunction therewith, AT&T Credit Corporation will lease Yurie products to Splitrock, including Yurie products previously sold to AT&T.

  In 1995 and 1996, the Company generated non-recurring other revenue from one-time fees earned under the technology evaluation portion of the AT&T Agreement, which called for a total of $1.5 million to be earned over six months beginning in August 1995.

  Revenue from the sale of Yurie's LDR product line is recognized upon shipment or upon acceptance of the product depending on the terms of sale. Revenue from the provision of telecommunications and networking applications consulting services is recognized as the services are performed. Payments received in advance of product delivery or the performance of services are recorded as unearned revenue and recognized upon shipment of product or performance of services by the Company. The LDR200 and LDR50 purchase price includes a standard warranty on parts and service, which provides that the product will be free from defects for a period of one year from the date of shipment. The Company does not generate revenue from extended service contracts at this time. The Company is currently considering whether to provide extended service for the Company's products through a third party or in-house.

  Cost of product revenue consists primarily of the direct material, direct labor and subcontract expenses associated with manufacturing and shipping the Company's LDR products. This cost also includes a reserve for warranty expenses. Cost of service revenue consists primarily of direct labor expenses associated with providing the Company's telecommunications and networking applications consulting services. The Company's other revenue has no associated direct costs.

  The Company's operating expenses are composed of research and development, sales and marketing and general and administrative expenses. Research and development expenses consist primarily of personnel costs, as well as the cost of materials, tools and other items associated with product development and prototyping. All software development costs are included in research and development expenses and have been expensed as incurred. Sales and marketing expenses consist primarily of personnel costs, including commissions paid to Company sales personnel, promotional costs and related operating expenses. General and administrative expenses consist primarily of personnel costs associated with general management, finance, information technology and administration, as well as occupancy, accounting, legal and other general operating expenses.

  In view of the Company's rapid revenue growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

 YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

  Revenue. Total revenue for 1997 was $51.1 million, compared with $21.7 million for 1996. This 135.8% increase resulted primarily from an increase in sales of the Company's LDR products, and particularly from increased product sales to the commercial marketplace. Product revenue was $47.1 million during 1997 compared with $18.7 million during 1996. Of this $47.1 million in product revenue, $40.0 million, or 84.9%, resulted from sales to commercial customers compared with $741,000 in sales to commercial customers during 1996. Of the $47.1 million in product sales in 1997, $12.4 million were made directly to Splitrock, $8.4 million to Bay Networks, $7.5 million to AT&T and $7.3 million to Ericsson. In March 1998, Linsang Partners LLC, the majority shareholder of Splitrock, agreed to purchase from Ericsson for use in Splitrock's network $5 million of the LDR products sold to Ericsson in the fourth quarter of 1997, and has submitted a purchase order to Ericsson for up to an additional $2 million of LDR products. Splitrock, Bay Networks, AT&T and Ericsson comprised 75.6% of the Company's product revenue in 1997.

  Service revenue for 1997 was $4.0 million, compared with $2.5 million for 1996. This 58.4% increase was attributable to growth in both the number and size of contracts with U.S. government customers and government contractors and to service revenue totaling $1.1 million during 1997 to Splitrock for which there was no corresponding revenue in 1996. Other revenue during 1996 totaled $392,000, coming from fees earned under the AT&T Agreement, which called for a total of $1.5 million to be earned over the six months beginning in August 1995.

  Gross Profit. Gross profit increased to $31.4 million for 1997 from $13.2 million in 1996. Gross margins were 61.4% and 60.9% during 1997 and 1996, respectively. The increase in gross margin was due largely to a decrease in product cost of goods sold, to 35.4% of product revenue in 1997 from 36.3% of product revenue in 1996. This reflects the spread of the fixed portion of direct costs over a larger number of units, an increase in shipments of product to commercial customers, and an increase in the number of higher margin software features sold. Cost of service revenue increased to 75.6% of service revenue in 1997, from 65.9% in 1996.

  Research and Development. Research and development expenses were $8.7 million, or 17.0% of total revenue in 1997, compared with $4.4 million, or 20.4% of total revenue in 1996. This increase was due primarily to the hiring of additional engineering personnel and increased prototyping expenses related to the development of the Company's LDR products.

  Sales and Marketing. Sales and marketing expenses were $6.8 million, or 13.3% of total revenue in 1997, compared with $1.9 million, or 8.7% of total revenue in 1996. This increase resulted primarily from the hiring of sales and marketing personnel to support generally, the Company's entry into the commercial marketplace, and specifically, the release of the Company's LDR200 product.

  General and Administrative. General and administrative expenses were $7.4 million or 14.4% of total revenue in 1997 compared with $3.0 million or 13.7% of total revenue in 1996. This increase was due primarily to higher personnel expenses related to increased staffing in finance, information technology and administration undertaken in support of the Company's growth. Also, in June 1996 and again in June 1997, the Company relocated its operations to larger, leased facilities, resulting in higher occupancy costs in 1997. In addition, in December 1997, the Company acquired Data Labs, Inc. which was accounted for as a pooling-of-interests. Acquisition costs totaling $1.0 million are included in general and administrative costs in 1997.

  Provision for Income Taxes. The provision for income taxes in 1997 was $3.9 million, resulting in an effective tax rate of 39.0%. In 1996, the provision for income taxes was $1.6 million, resulting in an effective tax rate of 39.2%.

 YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

  Revenue. Total revenue for 1996 was $21.7 million, compared with $6.6 million for 1995. This increase resulted primarily from an increase in sales of the Company's LDR products. Product revenue was $18.7 million during 1996 compared with $2.9 million during 1995. Service revenues were relatively flat when comparing 1996 to 1995. Other revenue in both periods came from fees earned under the AT&T Agreement, which called for a total of $1.5 million to be earned over the six months beginning in August 1995.

  During both 1996 and 1995, product sales to and service contracts with U.S. government customers and government contractors comprised the majority of total revenue. Product sales to or through AT&T represented $17.4 million, or 92.9% of product revenue during 1996 compared with $1.6 million, or 57.1% of product revenue during 1995. Sales to or through AT&T represented 86.8% and 64.8% of total revenue during 1996 and 1995, respectively.

  Gross Profit. Gross profit increased to $13.2 million in 1996 from $4.0 million in 1995. Gross margins were 60.9% and 59.8% during 1996 and 1995, respectively. The improvement in gross margins was due primarily to the more rapid growth in product revenue, which has a higher gross margin than the Company's service revenue. During 1996, product gross margin was 63.7% compared with service gross margin of 34.1%. During 1995, product gross margin was 53.9% compared with service gross margin of 49.5%.

  Research and Development. Research and development expenses were $4.4 million, or 20.4% of total revenue, in 1996, compared with $563,000 or 8.5% of total revenue, in 1995. This increase was due primarily to the hiring of additional engineering personnel and increased prototyping expenses related to the development of the Company's LDR products.

  Sales and Marketing. Sales and marketing expenses were $1.9 million, or 8.7% of total revenue, in 1996. The Company incurred virtually no sales and marketing expenses in 1995. The expenses incurred during 1996 resulted from the hiring of sales and marketing personnel to support the release of the Company's LDR200 product, and the Company's entry into the telecommunications service provider and corporate end user markets.

  General and Administrative. General and administrative expenses increased to $3.0 million in 1996 from $1.9 million in 1995. This increase was due primarily to higher personnel expenses, related to increased staffing in finance, information technology and administration undertaken in support of the Company's growth. Also, on June 1, 1996, the Company began a phased relocation of its operations to a larger, leased facility, resulting in higher occupancy costs. As a percentage of total revenue, general and administrative expenses were 13.8% and 28.2% in 1996 and 1995, respectively. The decrease as a percent of total revenue between the two years was due to the Company's significant increase in total revenue.

  Provision for Income Taxes. The provision for income taxes in 1996 was $1.6 million, resulting in an effective tax rate of 39.2%. In 1995, the provision was $575,000, resulting in an effective tax rate of 37.7%.

 YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

  Revenue. Total revenue in 1995 was $6.6 million, compared with $1.3 million in 1994. This increase was due primarily to three factors. The Company had $2.9 million in revenue from product sales in 1995 compared with virtually none in 1994. Service revenue increased to $2.6 million in 1995 from $1.3 million in 1994 as a result of growth in both the number and size of contracts with U.S. government customers and government contractors. Also, the Company had $1.1 million of other revenue in 1995 from fees earned under the AT&T Agreement compared with none in 1994.

  During both 1995 and 1994, U.S. government customers and government contractors comprised virtually all of the revenue. Sales to or through AT&T represented 57.1% of product revenue in 1995 and 64.8% and 46.2% of total 1995 and 1994 revenues, respectively.

  Gross Profit. Gross profit increased to $4.0 million in 1995 from $557,000 in 1994. Gross margins were 59.8% and 43.0% for 1995 and 1994, respectively. The improvement in 1995 was due primarily to the commencement of product sales, which have higher gross margins than the Company's service revenue. In 1995, product gross margin was 53.9% compared with service gross margin of 49.5%. In 1994, service gross margin was 43.0%.

  Research and Development. Research and development expenses were $563,000, or 8.5% of total revenue in 1995, compared with $49,000, or 3.8% of total revenue, in 1994. The increase was due primarily to the hiring of additional engineering personnel related to development of the Company's LDR product line.

  Sales and Marketing. The Company incurred sales and marketing expenses of $4,700 for 1995 and $22,300 for 1994.

  General and Administrative. General and administrative expenses were $1.9 million, or 28.2% of total revenue in 1995, compared with $314,000 or 24.2% of total revenue, in 1994. Both the dollar amount and percent of total revenue increases were due primarily to 1995 bonus payments totaling $1.1 million. These bonuses were paid primarily to senior executives of the Company. The Company also increased its personnel-related and general operating expenses in support of its sales growth.

  Provision for Income Taxes. The provision for income taxes in 1995 was $575,000, resulting in an effective tax rate of 37.7%. In 1994, the provision was $43,000, resulting in an effective tax rate of 24.9%. The lower effective tax rate in 1994 was due primarily to the Company being in a lower tax bracket and a net operating loss carryforward.

QUARTERLY INFORMATION--UNAUDITED

  The following table presents unaudited statement of operations data for each of the eight quarters through the period ended December 31, 1997. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations and may fluctuate, depending on the timing of new product introductions, market acceptance of enhanced or new versions of Yurie's products, the size and timing of individual orders of the Company's products, price reductions by the Company, changes in the Company's distribution channels, the addition or loss of significant customers, the Company's ability to obtain components for its products and general economic conditions. This information should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                 QUARTERS ENDED(1)(2)
                                       -----------------------------------------
                                       DECEMBER 31 SEPTEMBER 30 JUNE 30 MARCH 31
                                       ----------- ------------ ------- --------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997:
  Total revenues......................   $17,622     $14,119    $10,925  $8,403
  Gross profit........................    11,090       8,684      6,603   4,995
  Net income..........................     2,376       1,789      1,294     677
  Basic net income per common share...   $  0.09     $  0.07    $  0.05  $ 0.03
1996:
  Total revenues......................   $ 6,585     $ 6,245    $ 5,029  $3,798
  Gross profit........................     3,783       3,686      3,077   2,638
  Net income..........................       231         575        747     871
  Basic net income per common share...   $  0.01     $  0.03    $  0.04  $ 0.04

--------
(1) Quarterly results have been restated to reflect the Data Labs, Inc. merger on December 1, 1997. Since the transaction was accounted for as a pooling-of-interests, the financial statements were restated to include Data Lab results for the periods shown.
(2) Quarterly sales to related parties amounted to $1.7 million (first quarter); $3.1 million (second quarter); $7.2 million (third quarter); and $1.5 million (fourth quarter).

LIQUIDITY AND CAPITAL RESOURCES

  The Company finances its working capital and capital expenditure requirements primarily from the proceeds from its February 1997 initial public offering. At December 31, 1997, the Company had cash and cash equivalents of $8.1 million, short term investments of $35.9 million and working capital of $57.0 million. This compares to cash and cash equivalents of $5.2 million, no short term investments and working capital of $9.3 million at December 31, 1996. The Company had no long term debt at either date. Interest receivable increased by $402,000 reflecting the investment of proceeds from the Company's February 1997 initial public offering. In June 1997, the Company provided collateral of $1.0 million for a letter of credit relating to its new headquarters facility which will be reduced periodically until it terminates in December 1998. Accounts receivable and income tax receivable increased by $8.6 million and $1.0 million, respectively, from December 31, 1996. Accrued expenses increased by $4.3 million. The significant components of this increase were a $653,000 decrease in deferred offering costs, a $2.4 million increase in warranty accrual, and a $1.4 million increase in accrued salaries and employee benefits. The Company anticipates that the warranty accrual portion of accrued liabilities may fluctuate significantly from period to period due to the timing of customer upgrades and other warranty work. Accrued rent increased by $570,000 due to the lease of the Company's headquarters in June 1997.

  Cash used in investing activities was $41.9 million for the year ended December 31, 1997. Short term investments increased by $35.9 million from December 31, 1996 to December 31, 1997, resulting from the investment of certain proceeds of the Company's initial public offering. An additional $6.0 million was used for the purchase of property and equipment, primarily computer hardware and software and assembly and test equipment.

  Financing activities generated cash of $48.7 million in the year ended December 31, 1997, reflecting primarily the receipt of proceeds, net of offering costs, from the Company's February 1997 initial public offering, as well as the exercise of certain employee stock options. The Company sold 4.0 million shares of common stock at $12.00 per share in its February 1997 initial public offering. Proceeds from the exercise of stock options totaled $5.2 million. Of this amount, the Company will receive a tax benefit of $4.2 million related to the exercise of stock options during 1997.

  During the second quarter of 1997, Yurie entered into a lease to occupy, and relocated its headquarters facility to, a 137,000 square foot facility located at 8301 Professional Place, Landover, Maryland. This lease commenced on June 1, 1997 and will expire on November 30, 2004, subject to an optional 5-year extension.

RECENT ACCOUNTING PRONOUNCEMENTS

  In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation expense to be measured based on the fair market value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB No. 25, which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company has adopted SFAS 123 for disclosure purposes in 1996, but will continue to apply APB No. 25 with respect to recognition and measurement of its stock-based compensation awards to employees.

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

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all non-owner changes in equity. This standard will be effective for the Company beginning in 1998.

  Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement introduces a new model for segment reporting that is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. This standard will be effective for the Company beginning in 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item 8 is presented in Item 14, beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item 10 is incorporated herein by reference to the Company's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item 11 is incorporated herein by reference to the information to be set forth under the caption "Executive Compensation" in the Company's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is incorporated herein by reference to the information to be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item 13 is incorporated herein by reference to the information to be set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)Documents Filed as Part of this Report:

1. FINANCIAL STATEMENTS. The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

   Independent Auditors' Report............................................  F-2
   Consolidated Statements of Income for the Years Ended December 31, 1997,
    1996 and 1995..........................................................  F-3
   Consolidated Balance Sheets as of December 31, 1997 and 1996............  F-4
   Consolidated Statements of Stockholders' Equity for the Years Ended De-
    cember 31, 1997, 1996
    and 1995...............................................................  F-5
   Consolidated Statements of Cash Flows for the Years Ended December 31,
    1997, 1996 and 1995....................................................  F-6
   Notes to Consolidated Financial Statements..............................  F-8

2. EXHIBITS

  The documents required to be filed as exhibits to this report under Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

(b) Reports on Form 8-K:

  The Company filed the following Reports on Form 8-K during the quarter ended December 31, 1997:

    On November 24, 1997, the Company filed a report under Item 5 of Form 8-K to report its proposed acquisition of Data Labs, Inc.

    On December 9, 1997, the Company filed a report under Item 2 of Form 8-K regarding the completion of its acquisition of Data Labs, Inc.

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report............................................... F-2
Consolidated Statements of Income for the Years Ended December 31, 1997,
 1996 and 1995............................................................. F-3
Consolidated Balance Sheets as of December 31, 1997 and 1996............... F-4
Consolidated Statements of Stockholders' Equity for the Years Ended Decem-
 ber 31, 1997, 1996
 and 1995.................................................................. F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997, 1996 and 1995....................................................... F-6
Notes to Consolidated Financial Statements................................. F-8

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 Yurie Systems, Inc.:

  We have audited the accompanying consolidated balance sheets of Yurie Systems, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Data Labs, Inc., which has been accounted for as a pooling-of-interests as described in Note 2 to the consolidated financial statements. We did not audit the balance sheets of Data Labs, Inc. as of December 31, 1996, or the related statements of operations, stockholders' equity and cash flows of Data Labs, Inc. for the years ended December 31, 1996 and 1995, which statements reflect total assets of $2,317,625 as of December 31, 1996, and total revenues of $112,318 and $651,192, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Data Labs, Inc. for 1996 and 1995, is based solely on the report of such other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yurie Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
February 20, 1998
Washington, DC

                      YURIE SYSTEMS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                               YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            1997         1996          1995
                                         -----------  -----------  ------------
REVENUE:
 Product revenue.......................  $47,063,809  $18,737,693  $  2,879,882
 Service revenue.......................    4,004,481    2,527,823     2,633,916
 Other revenue.........................          --       391,667     1,108,333
                                         -----------  -----------  ------------
  Total revenue(1).....................   51,068,290   21,657,183     6,622,131
COSTS OF REVENUE:
 Cost of product revenue...............   16,669,662    6,806,202     1,328,966
 Cost of service revenue...............    3,025,725    1,666,312     1,330,102
                                         -----------  -----------  ------------
  Total cost of revenue................   19,695,387    8,472,514     2,659,068
                                         -----------  -----------  ------------
GROSS PROFIT...........................   31,372,903   13,184,669     3,963,063
OPERATING EXPENSES:
 Research and development..............    8,690,518    4,427,810       562,597
 Sales and marketing...................    6,786,996    1,880,019         4,701
 General and administrative............    7,373,149    2,980,320     1,870,639
                                         -----------  -----------  ------------
  Total operating expenses.............   22,850,663    9,288,149     2,437,937
                                         -----------  -----------  ------------
INCOME FROM OPERATIONS.................    8,522,240    3,896,520     1,525,126
 Interest income (expense).............    1,550,547       95,842        (3,457)
 Other income (expense)................       (6,566)      (5,208)        1,681
                                         -----------  -----------  ------------
INCOME BEFORE INCOME TAXES.............   10,066,221    3,987,154     1,523,350
 Provision for income taxes............    3,930,000    1,563,482       574,685
                                         -----------  -----------  ------------
  NET INCOME...........................  $ 6,136,221  $ 2,423,672  $    948,665
                                         ===========  ===========  ============
BASIC NET INCOME PER COMMON SHARE......  $      0.25  $      0.12  $       0.05
                                         ===========  ===========  ============
BASIC WEIGHTED AVERAGE SHARES OUTSTAND-
 ING...................................   24,714,072   20,605,659    20,504,641
                                         ===========  ===========  ============
DILUTED NET INCOME PER COMMON SHARE....  $      0.23  $      0.11  $       0.05
                                         ===========  ===========  ============
DILUTED WEIGHTED AVERAGE SHARES OUT-
 STANDING..............................   26,656,146   22,145,719    20,504,641
                                         ===========  ===========  ============

--------
(1) Revenue includes amounts from related parties of $13,519,212 for the year ended December 31, 1997.


                See notes to consolidated financial statements.

                      YURIE SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
                       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents........................... $ 8,142,205  $ 5,245,321
 Restricted cash.....................................   1,000,000          --
 Short-term investments..............................  35,916,699          --
 Accounts receivable(1)..............................  13,314,853    4,993,360
 Income tax receivable...............................     993,478          --
 Interest receivable.................................     402,228          --
 Inventory...........................................   5,467,045    2,573,559
 Deferred offering costs.............................         --       910,442
 Deferred income taxes...............................   1,246,058      475,214
 Prepaid expenses....................................     226,956      410,200
                                                      -----------  -----------
  Total current assets...............................  66,709,522   14,608,096
                                                      -----------  -----------
PROPERTY AND EQUIPMENT:
 Furniture & fixtures................................     661,426      220,360
 Computers, software and office equipment............   7,372,103    2,419,639
 Leasehold improvements..............................     594,221          --
                                                      -----------  -----------
  Total property and equipment.......................   8,627,750    2,639,999
 Less accumulated depreciation and amortization......  (1,637,874)    (398,728)
                                                      -----------  -----------
   Net property and equipment........................   6,989,876    2,241,271
DEFERRED INCOME TAXES................................   1,028,490          --
OTHER ASSETS.........................................     674,609       57,756
                                                      -----------  -----------
TOTAL ASSETS......................................... $75,402,497  $16,907,123
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable.................................... $ 2,137,498  $ 2,014,053
 Accrued liabilities.................................   7,471,789    3,249,972
 Unearned revenue....................................      37,500          --
 Note payable........................................      16,620          --
                                                      -----------  -----------
  Total current liabilities..........................   9,663,407    5,264,025
ACCRUED RENT.........................................     584,733       14,932
DEFERRED INCOME TAXES................................         --        19,310
CAPITAL LEASE OBLIGATIONS............................      20,205       38,210
STOCKHOLDERS' EQUITY:
 Preferred Stock, par value $.01, authorized
  10,000,000 shares, none issued.....................         --           --
 Common Stock, par value $.01 per share; authorized
  50,000,000 shares; issued 25,316,468 and 20,945,385
  shares at December 31, 1997 and 1996, respectively.     253,165      209,454
 Additional paid-in capital..........................  56,700,676    8,046,437
 Treasury stock (753 shares at December 31, 1997)....     (23,127)         --
 Foreign currency translation adjustment.............    (647,948)         --
 Retained earnings...................................   8,851,386    3,314,755
                                                      -----------  -----------
  Total stockholders' equity.........................  65,134,152   11,570,646
                                                      -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........... $75,402,497  $16,907,123
                                                      ===========  ===========

--------
(1) Accounts receivable includes amounts from related parties of $1,425,601 at December 31, 1997.

                See notes to consolidated financial statements.

                      YURIE SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             COMMON STOCK     ADDITIONAL             RETAINED     FOREIGN
                          -------------------   PAID-IN   TREASURY   EARNINGS    CURRENCY
                            SHARES    AMOUNT    CAPITAL    STOCK    (DEFICIT)   TRANSLATION    TOTAL
                          ---------- -------- ----------- --------  ----------  ----------- -----------
BALANCE, JANUARY 1,
 1995...................  16,336,985 $163,370 $       --  $    --   $  (57,582)  $     --   $   105,788
 Common stock issuance..   4,208,400   42,084     119,604      --          --          --       161,688
 Net income.............         --       --          --       --      948,665         --       948,665
                          ---------- -------- ----------- --------  ----------   ---------  -----------
BALANCE, DECEMBER 31,
 1995...................  20,545,385  205,454     119,604      --      891,083         --     1,216,141
 Common stock issuance..     400,000    4,000   7,926,833      --          --          --     7,930,833
 Net income.............         --       --          --       --    2,423,672         --     2,423,672
                          ---------- -------- ----------- --------  ----------   ---------  -----------
BALANCE, DECEMBER 31,
 1996...................  20,945,385  209,454   8,046,437      --    3,314,755         --    11,570,646
 Common stock issuance
  from initial public
  offering, net of
  transaction costs of
  $4,858,230............   4,000,000   40,000  43,101,770      --          --          --    43,141,770
 Exercise of stock op-
  tions, including tax
  benefit of $4,208,750.     358,007    3,580   5,159,938      --          --          --     5,163,518
 Purchase of treasury
  stock,
  27,593 shares at cost.         --       --          --  (736,554)        --          --      (736,554)
 Reissuance of treasury
  stock for
  exercise of stock op-
  tions,
  26,840 shares.........         --       --          --   713,427    (599,590)        --       113,837
 Issuance of stock for
  employee
  benefit plans.........      13,076      131     127,031      --          --          --       127,162
 Foreign currency trans-
  lation
  adjustment............         --       --          --       --          --     (647,948)    (647,948)
 Fair value attributed
  to non
  employee stock op-
  tions.................         --       --      120,500      --          --          --       120,500
 Contributions from
  shareholders of merged
  company...............         --       --      145,000      --          --          --       145,000
 Net income.............         --       --          --       --    6,136,221         --     6,136,221
                          ---------- -------- ----------- --------  ----------   ---------  -----------
BALANCE, DECEMBER 31,
 1997...................  25,316,468 $253,165 $56,700,676 $(23,127) $8,851,386   $(647,948) $65,134,152
                          ========== ======== =========== ========  ==========   =========  ===========


                See notes to consolidated financial statements.

                      YURIE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1997         1996        1995
                                            -----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................  $ 6,136,221  $2,423,672  $  948,665
 Adjustments to reconcile net income to
  net cash provided by
  (used in) operating activities:
  Depreciation............................    1,239,146     281,509      71,995
  Provision for losses on accounts receiv-
   able...................................      300,000         --      162,023
  Compensation due to stock issuance......      120,500         --          --
  Expense related to shareholder contribu-
   tion...................................      145,000         --          --
  Deferred income taxes...................   (1,818,644)   (520,899)     42,680
 Changes in assets and liabilities:
  Accounts receivable.....................   (8,621,493) (3,755,240) (1,063,214)
  Restricted cash.........................   (1,000,000)        --          --
  Interest receivable.....................     (402,228)        --          --
  Inventory...............................   (2,893,486) (1,919,112)   (654,447)
  Prepaid expenses........................      183,244    (401,364)      2,179
  Other assets............................     (616,853)    (36,818)     (5,718)
  Accounts payable and other accrued ex-
   penses.................................    4,345,476   4,021,516     342,120
  Income taxes (receivable) payable.......     (993,478)   (432,059)    412,839
  Due to/from stockholder.................          --          --         (583)
  Unearned revenue........................       37,500  (4,000,000)  3,724,563
  Accrued rent............................      569,801     (10,729)      7,150
                                            -----------  ----------  ----------
 Net cash provided by (used in) operating
  activities..............................   (3,269,294) (4,349,524)  3,990,252
                                            -----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments......  (35,916,699)        --          --
  Purchase of property and equipment......   (5,987,751) (1,919,312)   (467,882)
                                            -----------  ----------  ----------
Net cash used in investing activities.....  (41,904,450) (1,919,312)   (467,882)
                                            -----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common
   stock..................................   44,051,998   4,542,558         --
  Proceeds from exercise of stock options
   including related tax benefits.........    5,163,518         --          --
  Acquisition of treasury stock...........     (622,717)        --          --
  Proceeds from issuance of preferred
   stock..................................          --    3,130,833      48,329
  Stock issued for employee benefit plans.      127,162         --          --
  Capital lease obligations...............       (1,385)     38,210         --
                                            -----------  ----------  ----------
 Net cash provided by financing activi-
  ties....................................   48,718,576   7,711,601      48,329
                                            -----------  ----------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...     (647,948)        --          --
                                            -----------  ----------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.    2,896,884   1,442,765   3,570,699
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR.....................................    5,245,321   3,802,556     231,857
                                            -----------  ----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR....  $ 8,142,205  $5,245,321  $3,802,556
                                            ===========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for income taxes..............  $ 2,375,450  $2,699,000  $  119,166
                                            ===========  ==========  ==========

                     YURIE SYSTEMS, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

  During 1995, the Company issued 4,208,400 shares of common stock that was recorded as compensation expense in the amount of $162,023. During 1997, the Company issued 70,000 stock options to outside consultants and recorded compensation expense of $120,500.

  In 1996, the Company entered into capital leases totaling $55,000 for equipment and had accrued deferred offering costs of $653,000.




                See notes to consolidated financial statements.

                     YURIE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Yurie Systems, Inc. and its subsidiaries (the "Company") design, manufacture, market and service asynchronous transfer mode ("ATM") access products for telecommunications service providers, internet service providers, corporate end users and government end users. ATM is a standard for packaging and switching digital information that facilitates high speed information transmission with a high degree of efficiency.

  Principles of Consolidation--The consolidated financial statements include the accounts of Yurie Systems, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements have also been restated to reflect the merger with Data Labs, Inc. on December 1, 1997 which was accounted for as a pooling-of-interests. (See Note 2).

  Revenue Recognition--For financial reporting purposes, the Company records revenue from product sales upon shipment. Contract service revenue is primarily generated from cost-reimbursable contracts, including cost-plus-fixed-fee contracts, and is recorded on the basis of reimbursable costs plus a pro rata portion of the fee. A portion of the Company's service revenue is derived from various fixed-price contracts and is accounted for using the percentage-of-completion method. Losses on contracts, if any, are recorded when they become known. Contract costs for services supplied to the U.S. government, including indirect expenses, are subject to audit by the government's representatives. All revenue is recorded in amounts that are expected to be realized upon final settlement.

  Cash and Cash Equivalents--The Company considers all highly liquid temporary investments including those with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of interest bearing accounts.

  Restricted Cash--In July 1997, the Company entered into an irrevocable letter of credit for $1,000,000 deposited with and held by Commerce Bank on behalf of the lessor as security for its lease of its headquarter building. This amount is reduced monthly by $83,333 beginning January 25, 1998 and is expected to be fully released by December 24, 1998.

  Short Term Investments--Highly liquid investments with original maturities in excess of three months are classified as available-for-sale and reported at fair value. Cost approximates fair value for all components of short-term investments; unrealized gains and losses are reflected in stockholders' equity and are not material.

  Unbilled Receivables--Unbilled receivables include certain costs and a portion of the fee and expected profit which is billable upon completion of the contracts or the completion of certain tasks under terms of the contracts.

  Inventories--Inventory is stated at the lower of cost or market using the first-in, first-out method.

  Depreciation and Amortization--Property and equipment is recorded at cost. The cost of furniture and fixtures, computers and office equipment is depreciated from the date of installation using the straight-line method over the estimated useful lives of the various classes of property, which range from three to seven years. The costs of software are amortized using the straight-line method over three years. Leasehold improvements are amortized over the life of the lease.

  Warranty Reserve--Estimated warranty costs are accrued at the time revenue is recognized and are charged to cost of revenues.

  Software Development Costs--Software development costs incurred for products to be sold are capitalized after technological feasibility has been established, in accordance with the guidance under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." As of December 31, 1997, all costs related to software development have been expensed as incurred.

                     YURIE SYSTEMS, INC. AND SUBSIDIARIES

  Income Taxes--The provision for income taxes includes Federal and state income taxes currently payable plus the net change during the year in the deferred tax liability or asset. The current or deferred tax consequences of all events that have been recognized in the financial statements are measured based on provisions of enacted tax law to determine the amount of taxes payable or refundable in future periods.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.

  Concentration of Credit Risk--Financial instruments that potentially subject the Company to concentration of credit risk principally consist of trade accounts receivable. Single customers accounted for approximately 52% and 63% of gross accounts receivable at December 31, 1997 and 1996, respectively. In addition, there was one other customer with a balance approximately 10% of gross accounts receivable as of December 31, 1997. There were no other customers with a balance in excess of 10% as of December 31, 1996. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support customer receivables. Losses on uncollectable accounts have consistently been within management's expectations and have historically been minimal.

  Foreign Currency Translation--The assets and liabilities of the Company's foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of such translation gains and losses is not included in determining net income, but is accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in determining net income.

  New Accounting Pronouncements--As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of. The adoption had no effect on the financial position or the results of operations of the Company. SFAS No. 123, Accounting for Stock-Based Compensation, has been adopted by the Company as of December 31, 1996. However, the Company has not adopted the recognition and measurement provisions of SFAS No. 123 and therefore, will provide only the applicable disclosures. (See Note 13). In March 1997, the FASB issued SFAS No. 128, Earnings per Share. The new standard simplifies the standard for computing earnings per share, effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 and 1995 have been restated. In 1998, the Company will be required to adopt the provisions of SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company will report comprehensive income in a separate statement which will show the effects of the foreign currency translation loss as a component of comprehensive income.

  Reclassifications--Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

NOTE 2--BUSINESS COMBINATION

  On December 1, 1997, the Company issued 336,985 shares of its common stock in exchange for all of the outstanding stock of Data Labs, Inc. ("Data Labs"). The merger has been accounted for as a pooling-of-interests and accordingly, the Company's financial statements have been restated to include the results of Data Labs for all periods presented.

                     YURIE SYSTEMS, INC. AND SUBSIDIARIES

  The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements, along with the related intercompany eliminations follow. Included in the table are adjustments made to net income to reflect Data Labs tax benefit not previously recorded which will be utilized by the combined companies.

                                           NINE MONTHS
                                              ENDED
                                          SEPTEMBER 30,
                                              1997         1996         1995
                                          ------------- -----------  ----------
                                           (UNAUDITED)
      Revenue:
        Yurie............................  $33,350,725  $21,610,755  $5,970,939
        Data Labs........................      265,918      112,318     651,192
        Intercompany eliminations........     (170,582)     (65,890)        --
                                           -----------  -----------  ----------
         Combined........................  $33,446,061  $21,657,183  $6,622,131
                                           ===========  ===========  ==========
      Net income (loss):
        Yurie............................  $ 4,980,599  $ 3,152,408  $  896,855
        Data Labs........................   (1,987,385)  (1,168,293)     51,810
        Intercompany eliminations........       20,956      (26,356)        --
        Tax adjustment...................      766,907      465,913         --
                                           -----------  -----------  ----------
         Combined........................  $ 3,781,077  $ 2,423,672  $  948,665
                                           ===========  ===========  ==========

  Acquisition costs totaling $1,014,000 were recorded in the fourth quarter of 1997 and are included in general and administrative expenses. They consisted primarily of fees for investment bankers, attorneys, accountants, financial printing, severance costs and other related charges.

NOTE 3--NET INCOME PER COMMON SHARE

  In February 1997, SFAS No. 128, Earnings Per Share was issued. This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and accordingly, has been adopted by the Company as of December 31, 1997.

  Diluted earning per share include stock options calculated using the treasury stock method. Common stock and options issued within one year prior to the original filing of the Company's initial public offering (IPO) at prices below the IPO price, which had previously been considered outstanding for all periods presented have been reflected in the computations of basic and diluted net income per share in accordance with SFAS No. 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, issued February 3, 1998. Such common stock and options have been treated as outstanding only since issuance.

                     YURIE SYSTEMS, INC. AND SUBSIDIARIES

  The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share.

                                                                       PER SHARE
                                                   INCOME     SHARES    AMOUNT
                                                 ---------- ---------- ---------
      Basic net income per common share for the
       year ended December 31, 1997:
       Income available to common stockholders.  $6,136,221 24,714,072   $0.25
                                                                         =====
       Effect of dilutive stock options........         --   1,942,074
                                                 ---------- ----------
      Diluted net income per common share for
       the year ended December 31, 1997........  $6,136,221 26,656,146   $0.23
                                                 ========== ==========   =====
      Basic net income per common share for the
       year ended December 31, 1996:
       Income available to common stockholders.  $2,423,672 20,605,659   $0.12
                                                                         =====
       Effect of dilutive stock options........         --   1,540,060
                                                 ---------- ----------
      Diluted net income per common share for
       the year ended December 31, 1996........  $2,423,672 22,145,719   $0.11
                                                 ========== ==========   =====
      Basic net income per common share for the
       year ended December 31, 1995:
       Income available to common stockholders.  $  948,665 20,504,641   $0.05
                                                                         =====
       Effect of dilutive stock options........         --         --
                                                 ---------- ----------
      Diluted net income per common share for
       the year ended December 31, 1995........  $  948,665 20,504,641   $0.05
                                                 ========== ==========   =====

NOTE 4--LINE OF CREDIT

  On June 28, 1996, the Company entered into a revolving loan agreement with Commerce Bank, which provided for maximum borrowings of $3,000,000, based upon certain percentages of accounts receivable and inventory as borrowing bases. The interest varied from prime to prime plus 1 percent depending upon the amounts borrowed. At December 31, 1996, the prime rate was 8.25%. At December 31, 1996, there were no borrowings under this agreement. This agreement expired on May 31, 1997.

  In October 1996, Data Labs entered into a line of credit agreement for $400,000 that was to mature on April 5, 1998. Borrowings under the line of credit accrued interest at a rate of prime plus 1 percent. All amounts outstanding were repaid upon the merger and the line of credit was not renewed. There were no borrowings outstanding under this line of credit at December 31, 1996.

  The Company had no line of credit at December 31, 1997.

                      YURIE SYSTEMS, INC. AND SUBSIDIARIES

NOTE 5--ACCOUNTS RECEIVABLE

  At December 31, 1997 and 1996 accounts receivable consisted of the following:

                                                           1997         1996
                                                        -----------  ----------
      Billed........................................... $13,075,944  $4,174,343
      Unbilled.........................................     437,420     764,863
      Other............................................     101,489      54,154
      Allowance for doubtful accounts..................    (300,000)        --
                                                        -----------  ----------
        Total accounts receivable...................... $13,314,853  $4,993,360
                                                        ===========  ==========

NOTE 6--INVENTORY

  At December 31, 1997 and 1996 inventory consisted of the following:

                                                              1997       1996
                                                           ---------- ----------
      Raw materials....................................... $1,963,926 $1,836,581
      Work-in-process.....................................  1,755,968    688,686
      Finished goods......................................  1,747,151     48,292
                                                           ---------- ----------
        Total inventory................................... $5,467,045 $2,573,559
                                                           ========== ==========

NOTE 7--ACCRUED LIABILITIES

  At December 31, 1997 and 1996 accrued liabilities consisted of the following:

                                                             1997       1996
                                                          ---------- ----------
      Accrued salaries and employee benefits............. $3,008,492 $1,639,481
      Accrued sales and use tax..........................    168,398    272,784
      Warranty accrued...................................  2,948,918    544,306
      Deferred offering costs............................        --     653,000
      Other accrued liabilities..........................  1,345,981    140,401
                                                          ---------- ----------
        Total accrued liabilities........................ $7,471,789 $3,249,972
                                                          ========== ==========

NOTE 8--INCOME TAXES

   The provision for income taxes is comprised of the following:

                                                   YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                  1997         1996       1995
                                               -----------  ----------  --------
      Current................................. $ 5,748,644  $2,084,381  $532,005
      Deferred................................  (1,818,644)   (520,899)   42,680
                                               -----------  ----------  --------
        Total................................. $ 3,930,000  $1,563,482  $574,685

                     YURIE SYSTEMS, INC. AND SUBSIDIARIES

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1997  1996  1995
                                                               ----  ----  ----
     Expected statutory amount................................ 34.0% 34.0% 34.0%
     State income taxes, net of federal tax...................  4.6   4.6   4.6
     Other....................................................  0.4   0.6  (0.9)
                                                               ----  ----  ----
       Effective tax rate..................................... 39.0% 39.2% 37.7%

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss carryforwards.

  The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                      1997      1996     1995
                                                   ---------- -------- --------
     Deferred tax assets:
       Allowance for doubtful accounts............ $  123,000 $    --  $    --
       Warranty reserve...........................  1,400,483  210,210      --
       Uniform capitalization.....................     20,500   19,310      --
       Consultant options.........................     49,405      --       --
       Deferred rent..............................    239,741    5,767    9,987
       Valuation allowance reversal...............    993,748  465,913      --
                                                   ---------- -------- --------
         Total deferred tax assets................  2,826,877  701,200    9,987
     Deferred tax liabilities:
       State taxes................................    167,987      --       --
       Depreciation...............................    205,000   19,310   25,685
       Unbilled receivables.......................    179,342  225,986   49,297
                                                   ---------- -------- --------
         Total deferred tax liabilities...........    552,329  245,296   74,982
                                                   ---------- -------- --------
         Net deferred tax assets/(liabilities).... $2,274,548 $455,904 $(64,995)
                                                   ========== ======== ========

NOTE 9--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  Cash and Cash Equivalents--The carrying amounts reported in the balance sheets for cash and cash equivalents approximates fair value.

  Accounts Receivable and Accounts Payable--The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate fair value.

                     YURIE SYSTEMS, INC. AND SUBSIDIARIES

NOTE 10--COMMITMENTS

  On May 1, 1997, the Company entered into a lease for approximately 137,000 rentable square feet. This facility is being used as the Company's principal offices. The lease commenced on June 1, 1997 and expires on November 30, 2004. Rental payments began on December 1, 1997, with the monthly rent being recorded on a straight line basis over the life of the lease.

  On March 1, 1997, the Company entered into a sub-lease for approximately 5300 rentable square feet for a research and development facility in Alameda, California. This lease expires on June 30, 1998.

  The Company is also obligated under capital lease obligations for equipment which expire in May 2000.

  The following is a composite schedule, by year, of minimum rental payments as of December 31, 1997:

     YEAR ENDED DECEMBER 31,                                           AMOUNT
     -----------------------                                         ----------
     1998........................................................... $1,215,862
     1999...........................................................  1,212,719
     2000...........................................................  1,230,971
     2001...........................................................  1,256,651
     2002...........................................................  1,288,068
     Thereafter.....................................................  2,558,194
                                                                     ----------
     Total minimum lease payments................................... $8,762,465
                                                                     ==========

  Rental expense for the years ended December 31, 1997, 1996 and 1995, was $1,252,122, $320,897, and $149,204, respectively.

  Employment Agreements--The Company has employment agreements with three of its executive officers. The agreements provide for a minimum salary level as well as for bonuses which are determined by the Board of Directors. Two of the employment agreements are for one-year terms that renew automatically unless terminated by either party. The other agreement ends on June 30, 2000 but is automatically extended for one-year terms unless terminated by either party.

NOTE 11--RELATED PARTY TRANSACTIONS

  In March 1997, one of the Company's officers became a majority shareholder in and the acting Chairman of the Board of Splitrock Services, Inc. ("Splitrock"), a corporation that provides communications services specifically configured to meet the needs of large network users. Yurie had product sales to this company totaling $12,406,865 during the year ended December 31, 1997. In addition, during the year, Yurie generated service revenue totaling $1,112,347 from Splitrock. At December 31, 1997, accounts receivable from this company totaled $1,425,601.

NOTE 12--PENSION PLAN

  Until December 31, 1995, the Company had an employee pension plan, which was administered as a self-employment plan under Internal Revenue Service regulations. It was Company policy to contribute annually an amount equal to 15% of qualified employees' salaries. Pension expense for the year ended December 31, 1995 was $93,557. The investment options were employee directed. All employees are fully vested at the end of one year of consecutive service.

                     YURIE SYSTEMS, INC. AND SUBSIDIARIES

  Effective January 1, 1996, the plan is administered as a 401(k) profit sharing plan that covers substantially all full time employees. Employees are eligible to participate on the first day of the quarter following the date of their employment and may contribute up to 12% of their annual compensation not to exceed certain statutory limitations. Eligible employees vest in employer contributions and investment earnings thereon in 20% increments over a five year period. Pension expense for the year ended December 31, 1996 totaled $37,661. During 1997, the Company contributed 5521 shares of common stock to the plan.

NOTE 13--STOCKHOLDERS' EQUITY

  On January 3, 1995, the Board of Directors approved a stock split in the ratio of forty-to-one that increased the number of shares, all held at that time by the Chief Executive Officer of the Company, from 200,000 to 8,000,000.

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

  On February 5, 1997, the Company completed its initial public offering and sold an aggregate of 4,000,000 shares of common stock at $12.00 per share, resulting in net proceeds of $44,640,000 after deducting underwriting discounts. Other deferred costs related to the initial public offering totaling $1,498,230 as of December 31, 1997 have been netted against paid-in capital.

  During 1997, the Company put in place an Employee Stock Purchase Plan. All employees are eligible for participation in this plan after 90 days of service which allows them to purchase stock at 85% of the current market price of stock. During the year ended December 31, 1997, 13,767 shares were issued under this plan.

  The Company's Board of Directors approved a nonstatutory stock option plan effective January 31, 1996, which was amended on April 2, 1996, July 18, 1996, September 6, 1996, December 20, 1996, and May 14, 1997, and was approved by the shareholders on April 3, 1996, July 31, 1996, December 23, 1996 and June 26, 1997. The number of shares available for grant under the plan is 7,000,000. The exercise price per share is determined based upon estimated fair value on the date of grant. Options are generally exercisable over a four year period and expire ten years after the date of the grant.

  A summary of stock option activity, described above, under the stock option plan is as follows:

                                            YEAR ENDED DECEMBER 31,
                               -------------------------------------------------
                                         1997                     1996
                               ------------------------ ------------------------
                                            WEIGHTED                 WEIGHTED
                               NUMBER OF    AVERAGE     NUMBER OF    AVERAGE
                                SHARES   EXERCISE PRICE  SHARES   EXERCISE PRICE
                               --------- -------------- --------- --------------
     Outstanding at beginning
      of year................  3,212,922     $ 1.81           --        --
      Granted................  2,954,020      14.00     3,212,922     $1.81
      Exercised..............    385,600       2.48           --        --
      Cancelled..............    159,113      18.87           --        --
                               ---------     ------     ---------     -----
     Outstanding at end of
      year...................  5,622,229     $ 7.69     3,212,922     $1.81
                               =========     ======     =========     =====
     Exercisable at end of
     year....................    945,126     $ 1.24       271,500     $0.52
                               =========     ======     =========     =====

                     YURIE SYSTEMS, INC. AND SUBSIDIARIES

  Information with respect to stock options outstanding and stock options exercisable at December 31, 1997, is as follows:

                              OPTIONS OUTSTANDING
     -----------------------------------------------------------------------
                              NUMBER                        WEIGHTED AVERAGE
     RANGE OF EXERCISE    OUTSTANDING AT   WEIGHTED AVERAGE    REMAINING
          PRICES         DECEMBER 31, 1997  EXERCISE PRICE  CONTRACTUAL LIFE
     -----------------   ----------------- ---------------- ----------------
        $0.52                1,846,172          $0.52             8.34
         2.70                  723,733           2.70             8.61
         9.00                  373,630           9.00             8.95
      9.50--9.63             1,349,000           9.60             9.33
        12.00                  188,400          12.00             9.04
     14.00--17.31              401,300          16.98             9.51
     18.00--20.19              739,994          20.19            10.00
                             ---------
                             5,622,229
                             =========

                       OPTIONS EXERCISABLE
     ----------------------------------------------------------
     RANGE OF EXERCISE   NUMBER EXERCISABLE AT WEIGHTED AVERAGE
          PRICES           DECEMBER 31, 1997    EXERCISE PRICE
     -----------------   --------------------- ----------------
        $0.52                   740,745             $0.52
        2.70                    171,899              2.70
        9.00                     23,632              9.00
        12.00                     8,050             12.00
     14.00-18.88                    800             16.66
                                -------
                                945,126
                                =======

  The Company accounts for its employee stock-based compensation plans under APB No. 25. All options granted to employees have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant, therefore no compensation expense has been recognized. Compensation expense has been recognized only in connection with options granted to outside consultants totaling $120,500 during 1997. The Company adopted SFAS No. 123 for disclosure purposes in 1996. There were no options granted prior to 1996. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: risk-free interest rate of 5.63% and 5.96%, respectively, expected life of three years, dividend rate of zero percent, and expected volatility of 73.66% and 68.30%, respectively. Using these assumptions, the fair value of the stock options granted in 1997 and 1996 is $19,513,044 and $2,919,254, respectively, which would be amortized as compensation expense over the vesting period of the options. The options generally vest equally over four years. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share for the years ended December 31, 1997 and 1996 would have been reduced to the following pro forma amounts:

                                                             1997       1996
                                                          ---------- ----------
     Net Income:
      As Reported........................................ $6,136,221 $2,423,672
      Pro forma.......................................... $2,934,147 $1,988,299
     Basic net income per common share:
      As Reported........................................ $     0.25 $     0.12
      Pro forma.......................................... $     0.12 $     0.10

                     YURIE SYSTEMS, INC. AND SUBSIDIARIES

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

NOTE 14--SIGNIFICANT CUSTOMER

  For the years ended December 31, 1997, 1996 and 1995, approximately 18%, 87% and 65%, respectively, of total revenues were generated from sales through or to one customer, AT&T. Included in Other Revenue in the Statement of Operations for the years ended December 31, 1996 and 1995 are fees of $391,667 and $1,108,333, respectively, earned under an agreement entered into in August 1995 that granted AT&T certain rights to market and sell products of the Company. Revenues for the year ended December 31, 1997 included revenues from two other significant customers which accounted for approximately 16% and 14% of total revenue.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHOIRZED, IN LANDOVER, MARYLAND, ON THIS 31ST DAY OF MARCH, 1998.

                                          Yurie Systems, Inc.
                                          (Registrant)

                                          By:    /s/ Dr. Jeong H. Kim
                                             ----------------------------------
                                             Name:  Dr. Jeong H. Kim
                                             Title: Chairman of the Board and
                                                     Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THIS 31ST DAY OF MARCH, 1998.

              SIGNATURE                        TITLE                 DATE

          /s/ Jeong H. Kim             Chairman of the          March 31, 1998
-------------------------------------   Board and Chief
            JEONG H. KIM                Executive Officer

           /s/ Kwok L. Li              Vice Chairman of the     March 31, 1998
-------------------------------------   Board and Chief
             KWOK L. LI                 Technical Officer

          /s/ Harry J. Carr            President, Chief         March 31, 1998
-------------------------------------   Operating Officer,
            HARRY J. CARR               and a Director

       /s/ Barton Y. Shigemura         Senior Vice              March 31, 1998
-------------------------------------   President, Sales
         BARTON Y. SHIGEMURA            and Marketing and a
                                        Director

        /s/ Harry J. D'Andrea          Chief Financial          March 31, 1998
-------------------------------------   Officer and
          HARRY J. D'ANDREA             Treasurer (also
                                        serves as Chief
                                        Accounting Officer)

        /s/ R. James Woolsey           Director                 March 31, 1998
-------------------------------------
          R. JAMES WOOLSEY

          /s/ Herbert Rabin            Director                 March 31, 1998
-------------------------------------
            HERBERT RABIN

        /s/ William J. Perry           Director                 March 31, 1998
-------------------------------------
          WILLIAM J. PERRY

        /s/ Kenneth D. Brody           Director                 March 31, 1998
-------------------------------------
          KENNETH D. BRODY

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   2.1   Agreement and Plan of Merger by and among Yurie Systems Inc., Nicole
         Acquisition Corporation and Data Labs, Inc., dated December 1, 1997
         (filed as Exhibit 2.1 to the Company's Registration Statement on Form
         S-1, filed on February 13, 1998 (the "February 1998 Form S-1").
   3.1*  Amended and Restated Certificate of Incorporation of Yurie Systems,
         Inc. (filed as Exhibit 3.1 to the Company's Registration Statement on
         Form S-1, filed on November 7, 1996, as amended No. 333-15759 (the
         "November 1996 Form S-1")).
   3.2*  Amended and Restated Bylaws of Yurie Systems, Inc. (filed as Exhibit
         3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter
         Ended March 31, 1997 (the "March 31, 1997 Form 10-Q")).
   4.1*  Specimen Certificate representing the Common Stock (filed as Exhibit
         4.1 to the November 1996
         Form S-1).
  10.1*  Yurie Systems, Inc. Amended and Restated 1996 Non Statutory Stock
         Option Plan, as amended June 30, 1997.
  10.2*  Jeong H. Kim Employment Agreement, dated as of July 31, 1996 (filed as
         Exhibit 10.3 to the November 1996 Form S-1).
  10.3*  Kwok Li Employment Agreement, dated as of July 31, 1996 (filed as
         Exhibit 10.4 to the November 1996 Form S-1).
  10.4*  Amendment to Kwok Li Employment Agreement, dated as of June 27, 1997.
  10.5*  Registration Rights Agreement between Yurie Systems, Inc. and Jeong H.
         Kim, dated as of July 31, 1996 (filed as Exhibit 10.5 to the November
         1996 Form S-1).
  10.6*  Registration Rights Agreement between Yurie Systems, Inc. and Kwok L.
         Li, dated as of July 31, 1996 (filed as Exhibit 10.6 to the November
         1996 Form S-1).
  10.7*  Registration Rights Agreement between Yurie Systems, Inc. and Kenneth
         D. Brody, dated as of July 1, 1996 (filed as Exhibit 10.7 to the
         November 1996 Form S-1).
  10.8*  Registration Rights Agreement by and among Yurie Systems, Inc. and the shareholders of Data Labs, Inc., dated as of December 1, 1997 (filed as Exhibit 2.1 to the February 1998 Form S-1).
  10.9*  Equity Incentive Agreement between Yurie Systems, Inc., Jeong H. Kim and Kenneth D. Brody, dated as of July 1, 1996 (filed as Exhibit 10.8 to the November 1996 Form S-1).
 10.10*  Agreement of Lease between Digital Equipment Corporation and Yurie
         Systems, Inc., dated as of April 18, 1997 (filed as Exhibit 10.9 to the March 31, 1997 Form 10-Q).
 10.11*  Amended and Restated Agreement between AT&T Corp. Government
         Markets/Defense Markets and Yurie Systems, Inc., dated as of December
         4, 1996, and as amended on November 3, 1997 (see Exhibit 10.17 for addendum)(filed as Exhibit 10.10 to the November 1996 Form S-1).
 10.12*  Stock Purchase Agreement Between Yurie Systems, Inc. and Amerindo
         Technology Growth Fund, Inc., dated October 31, 1996 (filed as Exhibit
         10.11 to the November 1996 Form S-1).
 10.13*  Yurie Systems, Inc., Employee Stock Purchase Plan (filed as Exhibit
         10.12 to the November 1996
         Form S-1).
 10.14*  Yurie Systems, Inc. 401(k) Savings Plan (filed as Exhibit 10.13 to the
         November 1996 Form S-1).
 10.15*  Harry J. Carr Employment Agreement, dated as of April 30, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
         Quarter Ended June 30, 1997 (the "June 30, 1997 Form 10-Q").
 10.16*  Harry J. Carr Stock Option Agreement, dated as of April 30, 1997
         (filed as Exhibit 10.2 to the June 30, 1997 Form 10-Q).
 10.17*  Purchase Agreement between Yurie Systems, Inc. and Splitrock Services,
         Inc., dated as of July 1, 1997 (filed as Exhibit 10.3 to the June 30,
         1997 Form 10-Q).
 10.18*  AT&T Yurie Addendum dated as of November 3, 1997.

 EXHIBIT
 NUMBER              DESCRIPTION
 -------             -----------
 21.1    Subsidiaries of the Registrant
 23.1    Consent of Deloitte & Touche, LLP.
 27.1    Financial Data Schedule.

--------
* Incorporated herein by reference.