Form 10-K/A
period 1997-12-31
YURIE SYSTEMS INC
filed 1998-05-13
CIK 1026471

================================================================================
              The information required by this Item UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------
                        Commission File Number: 0-22087

                              YURIE SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                                        52-1778987
 (State or other jurisdiction of                                        (I.R.S. Employer
incorporation or organization)                                      Identification Number)
   8301 PROFESSIONAL PLACE
         LANDOVER, MD                                                        20785
(Address of principal office)                                              (zip code)



      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (301) 352-4600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                            ------------------------
                                                                     NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                              ON WHICH REGISTERED
------------------------------                                       ----------------------
                                                                        THE Nasdaq STOCK
 COMMON STOCK, PAR VALUE $.01                                           MARKET (NATIONAL
          PER SHARE                                                         MARKET)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---------


     The aggregate market value of the common stock of Yurie Systems, Inc. held by non-affiliates as of March 31, 1998 based on the last reported sale price for the registrant's common stock, as reported on the Nasdaq National Market, was 132,744,427. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on
Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of other purposes. As of April 24, 1998, the registrant had outstanding 25,520,763 shares of its common stock.
================================================================================

     The undersigned registrant hereby Amends its Annual Report on Form 10-K as set forth in the pages attached hereto:

                                     PART I

     The following information hereby supplements and amends Part I:

ITEM I.

     On April 27, 1998, Yurie Systems, Inc. ("Yurie" or "Company") entered into a merger agreement with Lucent Technologies Inc., a Delaware corporation ("Lucent" or "Parent") and its wholly owned subsidiary, Reindeer Acquisition, Inc., a Delaware corporation ("Purchaser"), that provides for the acquisition of all of the common stock, par value $.01 per share (the "Shares" or "Common Stock"), of Yurie by Purchaser at a price of $35 per Share in cash, net to the seller, without interest. Under the terms of the proposed transaction, Purchaser has commenced a tender offer (the "Tender Offer") for all outstanding shares of Yurie Common Stock at $35 per Share. The Tender Offer is currently scheduled to expire at 12:00 Midnight, New York City time, on May 28, 1998.

     Following the successful completion of the Tender Offer, upon approval by stockholder vote, if required, Purchaser will be merged with and into Yurie (the "Merger"), and all Shares not purchased in the Tender Offer will be converted into the right to receive $35 per Share in cash, net to the seller, without interest.
                                ---------------

                                    PART III

     The following information hereby supplements and amends Part III:


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following sets forth certain information as of the date hereof with respect to the Company's directors. The agreement and plan of merger entered into by the Company, the Purchaser, and Lucent on April 27, 1998 (the "Merger Agreement") provides that promptly upon the acceptance for payment of, and payment for, Shares by the Purchaser pursuant to the Offer, the Purchaser will be entitled to designate such number of directors on the Board of Directors of the Company (the "Purchaser Designees") as will give the Purchaser, subject to compliance with Section 14(f) of the Exchange Act, representation on the Company's Board of Directors equal to the product of (1) the total number of directors on the Company's Board of Directors and (2) the percentage that the number of Shares purchased by Purchaser in the Offer bears to the number of Shares outstanding, and the Company will, at such time, cause the Purchaser Designees to be so elected by its existing Board of Directors. Subject to applicable law, the Company has agreed to take all action requested by the Purchaser necessary to effect any such election, including mailing to its stockholders an information statement. The Merger Agreement provides that in the event that the Purchaser Designees are elected to the Board of Directors of the Company, until the effective time of the Merger the Board of Directors of the Company will have at least two directors who are directors on the date of Merger Agreement and who are not officers of the Company or any of its subsidiaries (the "Independent Directors") and; provided further, that in such event if the number of Independent Directors shall be reduced below two for any reason whatsoever, the remaining Independent Director shall designate a person to fill such vacancy who shall be deemed to be an Independent Director for purposes of the Merger Agreement, or if no Independent Directors then remain, the other directors of the Company on the date of the Merger Agreement shall designate two persons to fill such vacancies who shall not be officers or affiliates of the Company and its subsidiaries or of Parent or any of its subsidiaries and such persons shall be deemed to be Independent Directors for purposes of the Merger Agreement. The Merger Agreement also provides that the Company will promptly, at the option of the Purchaser, either increase the size of the Company's Board of Directors and/or obtain the resignation of such number of its current directors as is necessary to enable the Purchaser Designees to be elected or appointed to, and constitute a majority of the Company's Board of Directors as provided above. Biographical information concerning the Company's current directors and executive officers as of April 30, 1998, is as follows:

                                                                  SERVED AS
                                                                   DIRECTOR     TERM AS DIRECTOR
                                       POSITIONS OR OFFICES      CONTINUOUSLY    EXPIRES AT THE
              NAME                       WITH THE COMPANY           SINCE       ANNUAL MEETING IN   AGE
              ----                     --------------------      ------------   -----------------   ---
Dr. Jeong H. Kim.................  Chief Executive Officer,          1992             2000          37
                                   Chairman of the Board of
                                   Directors
Harry J. Carr....................  President                         1997             1998          41
                                   Chief Operating Officer,
                                   Director
Kwok L. Li.......................  Chief Technology Officer,         1995             1998          40
                                   Vice Chairman of the Board
                                   of Directors
Barton Y. Shigemura..............  Senior Vice President,            1996             1999          38
                                   Sales and Marketing,
                                   Director
Kenneth D. Brody.................  Director                          1996             1999          54
Dr. William J. Perry.............  Director                          1997             1999          70
R. James Woolsey.................  Director                          1996             1998          56
Dr. Herbert Rabin................  Director                          1995             2000          69

     The following are brief summaries of the business experience during at least the past five years of each of the directors of the Company.

     Dr. Jeong H. Kim is the founder of the Company and has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since October 1995; Chief Executive Officer and Director since the Company's inception in February 1992; and President from its inception until March 1996. From 1990 to 1993, Dr. Kim served as Senior Project Engineer with Allied-Signal Technical Services Corporation, a subsidiary of Allied-Signal Inc. Previously, he served as an Engineering Consultant with SFA, Inc., a U.S. Department of Defense contractor and as a Nuclear Submarine Officer in the U.S. Navy. Dr. Kim holds a Ph.D. in Reliability Engineering from the University of Maryland, and an M.S. in Technical Management and a B.E.S. in Electrical Engineering and Computer Science from The Johns Hopkins University.

     Kwok L. Li is the Company's Chief Technology Officer and Vice Chairman of the Board of Directors. Prior to holding these positions, Mr. Li served as President and Chief Operating Officer from March 1996 to June 1997, and as Executive Vice President and Chief Technical Officer of the Company from August 1994 through March 1996. Mr. Li has been a Director of the Company since 1995. Mr. Li was employed by the Company on a part-time basis from its inception in 1992 through August 1994. From 1991 to 1994, Mr. Li was Director of Strategic Planning at WilTel, Inc., an interexchange carrier, and from 1988 to 1991, he was Manager of Fiber Access Systems Development for Bell Northern Research, Inc., a subsidiary conducting technological research and development for Northern Telecom Limited. In addition to his executive positions at the Company, Mr. Li serves as Chairman of the Board of Directors of Splitrock Services, Inc. ("Splitrock"), a Texas corporation that provides communications services specifically configured to meet the needs of large network users, and in that capacity is responsible for the strategic initiatives of Splitrock and devotes a significant amount of his time to Splitrock. He is also the majority and controlling member-owner of Linsang Partners LLC. Mr. Li and Linsang Partners LLC are the majority shareholders of Splitrock. Mr. Li holds a B.E.S. in Electrical Engineering from The Johns Hopkins University.

     Harry J. Carr joined the Company in June 1997 as its President, Chief Operating Officer and a Director. Prior to joining the Company, he spent five years in various executive positions with AT&T, including Market Development Vice President for the Atlantic States region, National Program Manager at AT&T Local Services, and Vice President at AT&T's Defense Markets Division. From 1989 to 1992, Mr. Carr practiced law, most recently as a partner at Veneble, Baetjar, Howard & Civiletti. Prior to that, he was employed by AT&T for over 11 years, holding a variety of positions in finance, marketing, operations and law. Mr. Carr holds a B.S. in Finance from Fairfield University and a J.D. from the University of Connecticut Law School.

     Barton Y. Shigemura joined the Company in May 1996 as its Senior Vice President of Sales and Marketing and a Director. From 1993 to 1996, Mr. Shigemura was Vice President, Marketing & Services and an executive officer of Premisys Communications, Inc., a manufacturer of integrated access products for telecommunications service providers, and from 1990 to 1993, he was Director, Product Line Management for Northern Telecom Limited, a telecommunications equipment manufacturer. Prior to that, he served as an Area Vice President, Sales for General DataComm Industries, Inc., a provider of wide area network and telecommunications products. Mr. Shigemura holds a B.S. in Marketing and Finance from the University of Southern California.

     Kenneth D. Brody has served as a Director of the Company since June 1996. Mr. Brody is the founding partner of Winslow Partners LLC, a private equity investment firm in Washington, D.C. From 1993 to early 1996, Mr. Brody served as President and Chairman of the Export-Import Bank of the United States. Prior to that, he was a Partner at Goldman, Sachs & Co., where he served as a member of the firm's Management Committee and founded and headed the high technology investment banking group. Mr. Brody also serves as a Director of Quest Diagnostics Incorporated and Federal Realty Investment Trust. Mr. Brody holds an M.B.A. from the Harvard Business School and a B.S. in Electrical Engineering from the University of Maryland.

     Dr. William J. Perry has served as a Director of the Company since January 1997. Since March 1997, Dr. Perry has been a professor at the School of Engineering at Stanford University, where he also had been a professor from 1989 to 1993, and had served as the Chairman of Technology Strategies Alliances and as a Co-

Director of Stanford's Center for International Security and Arms Control. Dr. Perry served as the U.S. Secretary of Defense from 1994 to 1997, and as the Deputy Secretary of Defense from 1993 to 1994. Dr. Perry also serves as a Director of Hambrecht & Quist LLC, United Technologies Corporation and Evolutionary Technologies International Inc. Dr. Perry holds a Ph.D. in Mathematics from Penn State University and an M.S. and B.S. in Mathematics from Stanford University.

     R. James Woolsey has served as a Director of the Company since April 1996. Mr. Woolsey practices law at the law firm of Shea & Gardner in Washington, D.C., where he has been a partner since 1979, with the exception of the periods from 1989-1991, when he served as Ambassador and Negotiator for the Conventional Armed Forces in Europe Treaty (CFE), and 1993-1995, when he served the United States as the Director of Central Intelligence. Shea & Gardner is one of several law firms that provides legal services to the Company. Mr. Woolsey also serves as a Director of Sun Healthcare Group, Inc. Mr. Woolsey holds an L.L.B. from Yale Law School, an M.A. from Oxford University and a B.A. from Stanford University.

     Dr. Herbert Rabin has served as a Director of the Company since 1995. Dr. Rabin is Director of the Engineering Research Center and Associate Dean of the College of Engineering at the University of Maryland, where he has been Professor of Electrical Engineering since 1983. He was Deputy Assistant Secretary of the Navy (Research Applied and Space Technology) Research Laboratory from 1979 through 1983 and Associate Director of Research at the Naval Research Laboratory from 1971 to 1979. He currently serves as a Director of General Research Corporation International and a member of the Board of Trustees of the National Technological University. Dr. Rabin holds a Ph.D., an M.S. and a B.S. in Physics from the University of Maryland, the University of Illinois, and the University of Wisconsin, respectively.

     THE FOLLOWING IS A BIOGRAPHICAL SUMMARY OF THE EXPERIENCE OF THE EXECUTIVE OFFICERS (OTHER THAN THOSE OFFICERS WHO ARE SERVING AS DIRECTORS) OF THE
COMPANY:

     Harry J. D'Andrea, age 41, joined the Company in June 1997 as its Chief Financial Officer and Treasurer. During 1996, he served as Chief Financial Officer for American Communications Services, Inc., a company specializing in fiber optic network development and local telecommunications services. From 1993 to 1995, he was employed by Caterair International Corporation, an in-flight catering company, as its Executive Vice President, Chief Financial Officer and Treasurer, and from 1989 to 1993, as its Vice President of Finance and Treasurer. Prior to joining Caterair, he held various financial positions with Marriott Corporation and Xerox Corporation. Mr. D'Andrea holds an M.B.A. from Drexel University and a B.A. in Foreign Service from the Pennsylvania State University.

     John J. McDonnell, age 51, joined the Company in June 1996 on a part-time basis as its General Counsel and Secretary. He also serves as Chief Executive Officer of Coagulation Diagnostics, Inc., a medical diagnostics device company founded in 1995. From 1990 to 1995, he was counsel with Reed Smith Shaw & McClay, a law firm. He previously served as Executive Vice President and General Counsel for Fairchild Space and Defense Corporation, Senior Vice President and General Counsel for Fairchild Industries, Inc., and Principal Deputy General Counsel of the Department of the Navy. Mr. McDonnell serves on the Board of Directors of Geraghty and Miller, Inc., an environmental engineering firm, PHP Healthcare Corporation and Sequoia National Bank. Mr. McDonnell holds an A.B. from Boston College and a J.D. from Fordham Law School.

     All officers serve at the discretion of the Board of Directors. There are no family relationships between directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and holders of more than 10% of the Company's Shares to file with the Commission reports of ownership and changes in ownership of Common Stock and other equity securities of the Company on Forms 3, 4, and 5. Dr. Kim and Mr. Li each filed a Form 4 for the month of February 1997, reflecting the sale of Shares in connection with the underwriters' exercise of their overallotment option. These forms, which reflect one transaction each, were filed four days late. Mr. Shigemura also filed a Form 4 late for the month of February 1997, reflecting four purchases of Shares.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth information concerning the compensation of the Chief Executive Officer and the four most highly paid executive officers of the Company other than the Chief Executive Officer who were serving as executive officers at December 31, 1997 (the "named executive officers"), for each of the fiscal years ended December 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM COMPENSATION
                                         ANNUAL COMPENSATION              -------------------------
                              -----------------------------------------                  SECURITIES
                                                           OTHER ANNUAL    RESTRICTED    UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITIONS  YEAR    SALARY     BONUS     COMPENSATION   STOCK AWARDS    OPTIONS     COMPENSATION
----------------------------  ----   --------   --------   ------------   ------------   ----------   ------------
Jeong H. Kim(1).............  1997   $200,010         --     $13,666(2)           --            --           --
  Chief Executive Officer     1996    200,000         --      16,616(3)           --            --           --
                              1995    206,112   $656,865      41,346(4)           --            --           --
Harry J. Carr(1)(5).........  1997    100,758         --       2,256(2)           --     1,000,000      $22,038(6)
  President and Chief         1996         --         --          --              --            --           --
  Operating Officer           1995         --         --          --              --            --           --
Kwok L. Li(1)...............  1997    150,008         --      13,562(2)           --            --           --
  Chief Technology Officer    1996    150,000         --      11,407(3)           --            --           --
                              1995    140,851    250,077      25,962(4)     $154,000(7)         --       15,940(6)
Barton Y. Shigemura(8)......  1997    135,007     50,000       1,525(2)           --            --        7,229(6)
  Senior Vice President,      1996     89,559      5,000         308(3)           --     1,000,000        4,680(6)
  Sales and Marketing         1995         --         --          --              --            --           --
Harry J. D'Andrea(9)........  1997     65,492     17,500          --              --       150,000           --
  Chief Financial Officer     1996         --         --          --              --            --           --
  and Treasurer               1995         --         --          --              --            --           --

---------------
(1) The Company has employment agreements with each of Dr. Kim, Mr. Li and Mr. Carr.

(2) For Dr. Kim and Mr. Li, includes the Company's 1997 contribution to their 401(k) plans of 313 and 277 Shares, respectively. For Dr. Kim and Messrs. Carr, Li and Shigemura, also includes compensation related to their use of Company vehicles of $8,750, $2,256, $8,750 and $1,525, respectively.

(3) For Dr. Kim and Mr. Li, includes the Company's 1996 contribution to their 401(k) plans of $10,000 and $7,500, respectively. For Dr. Kim and Messrs. Li and Shigemura, also includes compensation related to their use of Company vehicles of $6,616, $1,846 and $308, respectively.

(4) Includes payments for unused vacation and sick leave and the Company's contribution to pension plans.

(5) Mr. Carr replaced Mr. Li as President and Chief Operating Officer in June 1997, and is included in the Summary Compensation Table for the first time.

(6) Represents reimbursed relocation expenses and, for Messrs. Li and Carr, applicable associated taxes.

(7) Represents the fair market value of 4,000,000 fully-vested Shares granted to Mr. Li in March 1995, as of the date of the grant.

(8) Mr. Shigemura joined the Company in July 1996.

(9) Mr. D'Andrea joined the Company in July 1997 as its Chief Financial Officer, and is included in the Summary Compensation Table for the first time.

STOCK OPTION GRANTS DURING FISCAL YEAR 1997

     The following table sets forth the stock option grants to each of the named executive officers for fiscal 1997. There were no stock appreciation rights
(SARs) granted by the Company in fiscal 1997.

            OPTION GRANTS IN THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                   INDIVIDUAL GRANTS(1)
                                     -------------------------------------------------
                                                  % OF TOTAL                              POTENTIAL REALIZABLE VALUE
                                     NUMBER OF     OPTIONS                                 AT ASSUMED ANNUAL RATES
                                     SECURITIES   GRANTED TO                             OF STOCK PRICE APPRECIATION
                                     UNDERLYING   EMPLOYEES    EXERCISE/                      FOR OPTION TERM(2)
                                      OPTIONS     IN FISCAL    BASE PRICE   EXPIRATION   ----------------------------
               NAME                   GRANTED        YEAR        ($/SH)        DATE          5%               10%
               ----                  ----------   ----------   ----------   ----------   ----------       -----------
Jeong H. Kim(3)....................         --         --            --           --             --                --
Harry J. Carr(4)...................  1,000,000       35.8%     $  9.625      4/30/07     $6,053,111       $15,339,771
Kwok L. Li(3)......................         --         --            --           --             --                --
Barton Y. Shigemura................         --         --            --           --             --                --
Harry J. D'Andrea(5)...............    150,000        5.4%      17.0625      6/30/07      1,609,577         4,078,985




---------------
(1) All awards listed on table were in the form of option grants made pursuant to the Company's Stock Option Plan. See "Stock Option Plan."

(2) Sets forth potential option gains based on assumed annualized rates of stock price appreciation from the market price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission, and do not represent the Company's estimate or projection of future Share prices.

(3) To date, neither Dr. Kim nor Mr. Li has been granted options to purchase Shares.

(4) Mr. Carr's options vest over a four-year period in accordance with the Stock Option Plan and are subject to the terms of the Stock Option Plan, with certain exceptions. See "Stock Option Plan" and "Employment Agreements and Change In Control Provisions."

(5) Mr. D'Andrea's options vest over a four-year period in accordance with the Stock Option Plan, and are subject to the terms of the Stock Option Plan. See "Stock Option Plan."

AGGREGATED OPTION VALUES

     The following table sets forth the stock option values as of December 31, 1997 for each of the named executive officers. One of the named executive officers, Mr. Shigemura, exercised 10,000 of his stock options during the fiscal year ended December 31, 1997.

     AGGREGATED OPTION EXERCISES AND OPTION VALUES AS OF DECEMBER 31, 1997

                                                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED             IN-THE-MONEY
                                 NUMBER OF                       OPTIONS AT                    OPTIONS AT
                                  SHARES                       FISCAL YEAR-END             FISCAL YEAR-END(1)
                                ACQUIRED ON    VALUE     ---------------------------   ---------------------------
             NAME                EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
             ----               -----------   --------   -----------   -------------   -----------   -------------
Jeong H. Kim..................        --            --          --              --             --              --
Harry J. Carr.................        --            --          --       1,000,000             --     $10,562,500
Kwok L. Li....................        --            --          --              --             --              --
Barton Y. Shigemura...........    10,000      $329,800     427,500         562,500     $8,407,856      11,062,969
Harry J. D'Andrea.............        --            --          --         150,000             --         468,750

---------------
(1) Sets forth values for "in the money" options that represent the positive spread between the respective exercise/base prices of outstanding stock options and the closing price of the Common Stock of $20.1875 per share as reported by the Nasdaq National Market on December 31, 1997.

STOCK OPTION PLAN

     Under the Company's Stock Option Plan, stock option awards may be made to employees, consultants, directors and officers of the Company. The purposes of the Stock Option Plan are to attract, retain and motivate the best available officers (executive or otherwise), other employees and consultants for positions of substantial responsibility, to give such officers, employees and consultants a greater personal stake in the success of the Company's business, to provide additional incentive to the Company's officers and employees to continue and advance in their employment and service to the Company and to promote the success of the Company's business.

     The Stock Option Plan was adopted by the Company's Board of Directors on January 31, 1996 and amended and restated on May 14, 1997 to increase the maximum number of Shares issuable under the Stock Option Plan. The Company's shareholders approved the amended and restated Stock Option Plan on June 26, 1997. A total of 7.0 million Shares have been reserved for issuance under the Stock Option Plan, 27,233 of which may be issued under the Data Labs Plan described below. The Stock Option Plan will remain effective until all Shares available for issuance under the Plan have been issued, unless sooner terminated by action of the Board of Directors. The number and kind of Shares subject to the Stock Option Plan may be adjusted by the Board to prevent dilution or enlargement of rights in the event of a merger, consolidation, sale of all or substantially all of the assets of the Company, reorganization, reclassification, stock dividend, stock split, reverse stock split or other similar distribution with respect to the outstanding Shares. No individual may be granted options to purchase more than 1,500,000 Shares in any year under the Stock Option Plan. An additional amendment to the Stock Option Plan, adopted by the Board of Directors on July 30, 1997, provides that stock options granted pursuant to the Stock Option Plan are transferable to members of the option holder's "immediate family" (as defined in the Stock Option Plan), subject to the terms and conditions of the Stock Option Plan.

     The Stock Option Plan is administered by the Board of Directors, although the Board is in some cases authorized (and in some cases required) to delegate the administration of the Stock Option Plan to a committee. The Board (or the committee) is authorized to modify or amend the Stock Option Plan at any time. The Board (or the committee) is further authorized to select the optionees and determine the terms of the options granted, including: (i) the number of Shares subject to each option; (ii) when the option becomes exercisable; (iii) the duration of the option and (iv) any other appropriate term of the option agreement. The Board (or the committee) also may accelerate or extend the time at which any option may be exercised. The Stock Option Plan requires that the exercise price of each option be set at the fair market value of the Shares on the effective date of the grant.

     As of April 24, 1998, options to acquire an aggregate of 5,484,329 Shares were outstanding pursuant to the Stock Option Plan (net of canceled options) and 925,786 Shares remained for future grants. In general, these options vest over a four-year period from their grant date and expire after a specified period not to exceed ten years. Neither Dr. Kim nor Mr. Li hold any options to purchase Shares under the Stock Option Plan. Other executive officers and directors have been granted options to purchase Shares under the Stock Option Plan as of April 24, 1998 as follows: Harry J. Carr -- 1,000,000; Barton Y. Shigemura -- 1,000,000; Harry J. D'Andrea -- 150,000; John J. McDonnell -- 30,000; Herbert Rabin -- 126,000; R. James Woolsey -- 105,000; Kenneth D. Brody -- 80,000; and William J. Perry -- 80,000. These options have exercise prices ranging from $.52 to $17.06 per share and a weighted average exercise price of $4.84. All of these options vest periodically through June 2001.

     The options granted under the Stock Option Plan are not incentive stock options within the meaning of Section 422 of the Internal Revenue Code.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company each receive $5,000 per year for serving on the Board of Directors, and are reimbursed for their travel and out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or committees thereof. In addition, the Company's Stock Option Plan provides for automatic annual grants to non-employee directors of 5,000 stock options on June 30 of each year, vesting over a four-year period. Each of Drs. Rabin and Perry, and Messrs. Woolsey and Brody received automatic grants of options to purchase 5,000 Shares during 1997. Non-employee directors may also receive options to purchase Shares upon their initial appointment or election to the Board of Directors. Upon his appointment to the Board of Directors in 1997, Dr. Perry received options to purchase 75,000 Shares. Options granted to directors during 1997 have a weighted average exercise price of $10.70 and vest periodically over four years. See "Stock Option Plan."

EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL PROVISIONS

     The Company has an employment agreement with Dr. Kim, its Chief Executive Officer and Chairman of the Board of Directors (the "Kim Employment Agreement"). Pursuant to the Kim Employment Agreement, Dr. Kim receives an annual salary of $200,000 and a bonus of 20% of his annual base salary or such other amount as the Board of Directors may determine. Dr. Kim's employment is for a one-year term that renews automatically unless terminated by either party. If the Kim Employment Agreement is terminated by the Company for any reason other than "disability" or "cause" or by Dr. Kim for any reason other than "good reason" (as those terms are defined in the Kim Employment Agreement), the Company must make a cash lump sum severance payment equal to Dr. Kim's base salary (as defined in the Kim Employment Agreement) and a "bonus amount" for the then-current year, and continue his benefits for up to one year. Throughout his employment, Dr. Kim is bound by a covenant not to compete, which prevents him from engaging in any business in the United States in which the Company is then involved. Dr. Kim will continue to be bound by this covenant not to compete for one year after his termination or resignation. The Kim Employment Agreement also provides for certain registration rights with respect to Dr. Kim's Shares pursuant to a registration rights agreement. The Kim Employment Agreement will terminate upon the consummation of the Offer pursuant to the terms of a retention agreement, dated as of April 27, 1998, among Parent, Purchaser, the Company, the Bank of New York and Dr. Kim. Dr. Kim's retention agreement is described in Section 12 of Parent's offer to purchase, dated April 30, 1998, (the "Offer to Purchase"), and is incorporated herein by reference.

     The Company has an employment agreement with Mr. Li, its Chief Technology Officer and Vice Chairman of the Board of Directors (the "Li Employment Agreement"). Pursuant to the Li Employment Agreement, as amended, Mr. Li will receive an annual salary of $150,000 and a bonus of 20% of his annual base salary or such other amount as the Board of Directors may determine. Mr. Li's employment is for a one-year term that renews automatically unless terminated by either party. If the Li Employment Agreement is terminated by the Company for any reason other than "disability" or "cause" or by Mr. Li for any reason other than "good reason" (as those terms are defined in the Li Employment Agreement), the Company must make a cash lump sum severance payment equal to Mr. Li's base salary for the then-current year and a "bonus amount" (as defined in the Li Employment Agreement), and continue his benefits for up to one year. Throughout his employment, Mr. Li is bound by a covenant not to compete, which prevents him from engaging in any business in the United States in which the Company is then involved. Mr. Li will continue to be bound by this covenant not to compete for one year after his termination. The Li Employment Agreement, as amended, acknowledges Mr. Li's position with Splitrock and allows him, to a material extent, to participate in business activities relating to Splitrock. The Li Employment Agreement also provides for certain registration rights with respect to Mr. Li's Shares pursuant to a registration rights agreements. The Li Employment Agreement will terminate upon the consummation of the Offer pursuant to the terms of a retention agreement, dated as of April 27, 1998, among Parent, Purchaser, the Company, the Bank of New York and Mr. Li. Mr. Li's retention agreement is described in Section 12 of Parent's Offer to Purchase, and is incorporated herein by reference.

     The Company has an employment agreement with Mr. Carr, its President and Chief Operating Officer (the "Carr Employment Agreement"). Pursuant to the Carr Employment Agreement, Mr. Carr will receive an annual salary of $200,000 and a bonus of 20% of his annual base salary or such other amount as the Board of Directors may determine. Mr. Carr's employment is for a three-year term that renews automatically for one-year terms unless terminated by either party. If the Carr Employment Agreement is terminated by the Company for any reason other than "disability" or "cause" or by Mr. Carr for "good reason" (as those terms are defined in the Carr Employment Agreement), the Company must make a cash lump sum severance payment equal to Mr. Carr's base salary for then-current year and a "bonus amount" (as defined in the Carr Employment Agreement), and continue his benefits for up to one year. Throughout his employment, Mr. Carr is bound by a covenant not to compete, which prevents him from engaging in any business in the United States in which the Company is then involved. Unless terminated by the Company other than for "disability" or "cause," or by Mr. Carr for "good reason," Mr. Carr will continue to be bound by this covenant not to compete for one year after his termination. In connection with the Carr Employment Agreement, the Company granted Mr. Carr options to purchase 1,000,000 Shares (the "Carr Options"). The vesting schedule of the Carr Options follows the Stock Option Plan, including the vesting provisions that are triggered upon a change in control of the Company. If Mr. Carr's employment is terminated by the Company without "cause" or for "disability" or by Mr. Carr for "good reason," the Carr Options will automatically become fully exercisable. In the case other than voluntary termination by Mr. Carr, the then vested Carr Options will not terminate until the expiration of their term. The Carr Employment Agreement will terminate upon the consummation of the Offer pursuant to the terms of a retention agreement, dated as of April 27, 1998, among Parent, Purchaser, the Company, the Bank of New York and Mr. Carr. Mr. Carr's retention agreement is described in Section 12 of Parent's Offer to Purchase, and is incorporated herein by reference.

     Mr. Shigemura, the Company's Senior Vice President of Sales and Marketing, does not currently have an employment agreement with the Company, but has entered into a retention agreement, dated as of April 27, 1998, among Parent, Purchaser, the Company, the Bank of New York and Mr. Shigemura. Mr. Shigemura's retention agreement is described in Section 12 of Parent's Offer to Purchase, and is incorporated herein by reference.

     In connection with their retention agreements, each of Dr. Kim, Mr. Li, Mr. Carr and Mr. Shigemura has entered into a three-year non-competition agreement with Parent, dated as of April 27, 1998.

     Parent, the Purchaser and certain principal stockholders of the Company (the "Stockholders") have entered into a Stockholders Agreement dated as of April 27, 1998, pursuant to which each Stockholder has agreed to tender its Shares into the Offer. These Shares represent approximately 57% of the outstanding Shares (determined on a fully diluted basis). The Stockholders Agreement is described in Section 12 of Parent's Offer to Purchase, and is incorporated herein by reference.

     The Stock Option Plan provides that in the event of a transaction that constitutes a Change of Control (as defined in the Stock Option Plan) of the Company, each outstanding option will automatically become exercisable as to all of the option shares immediately prior to the effective date of such transaction, subject to certain exceptions. The consummation of the Offer will constitute a Change of Control for purposes of the Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee is a former or current officer of the Company, nor does any executive officer serve as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. During the fiscal year ended December 31, 1997, Mr. Brody, Dr. Perry and Dr. Rabin (Chairman) served on the Compensation Committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee sets the Company's policies with respect to executive compensation and reviews the performance and compensation levels for three of the Company's named executive officers: the Chief Executive Officer, the Chief Technology Officer, and the President/Chief Operating Officer. In accordance with the policies set by the Compensation Committee, these executive officers, in turn, determine the compensation for the other two named executive officers (the Chief Financial Officer and the Senior Vice President of Sales and Marketing) as well as the other officers of the Company. The Compensation

Committee or the Board of Directors approves option grants to executive officers under the Stock Option Plan. No member of the Compensation Committee is employed by the Company.

SUMMARY OF COMPENSATION POLICY

     The Company's policy is to provide a level of compensation to executive officers in order (i) to attract, motivate, retain and reward superior talent and (ii) to correlate executive officer compensation with the Company's performance, thereby aligning executive officers' interests with those of the Company's shareholders. In considering the Company's executive compensation levels, the Compensation Committee reviewed the compensation packages of executive officers in comparable positions at other similarly-sized high-technology companies. Total executive officer compensation, including equity-based compensation, is targeted at or above the market average for comparable positions in similarly-sized companies.

     The Compensation Committee, furthermore, seeks to maintain an appropriate balance between cash compensation and equity incentives for each executive officer. In determining cash compensation, the Compensation Committee's policy is to weigh each executive officer's existing equity incentives, whether in the form of current equity ownership or potential equity ownership (based on the future exercise of stock options) of the Company. The Company's compensation program for its executive officers consists of base salary, long-term compensation in the form of stock options, and cash bonuses as determined on an individual basis.

BASE SALARIES

     Base salaries for executive officers are reviewed on an annual basis and may be adjusted annually, based on an assessment of the individual's contribution to the Company's performance, competitive pay levels and the individual's existing equity incentives. The base salaries of executive officers are not dependent upon the application of specific formulas. Although each of the named executive officers had made significant contributions to the Company's performance, because of their significant equity interests in the Company, the named executive officers received modest or no increases to their respective 1997 base salaries.

     Two of the named executive officers, the President/Chief Operating Officer and the Chief Financial Officer, joined the Company during 1997. The base salary of the Chief Financial Officer was determined by the Compensation Committee and approved by the Board of Directors. The base salary of the President/Chief Operating Officer is set forth in an employment agreement with the Company, which was approved by the Board of Directors. Factors taken into account in determining the starting base salaries of these executive officers were prior experience, expected contribution to the Company, and the relative importance of the job in terms of achieving corporate objectives.

     Base salaries for each of the President/Chief Operating Officer, the Chief Technology Officer and Chief Executive Officer (discussed in more detail below), are paid pursuant to employment agreements between each such executive officer and the Company. See "Employment Agreements and Change In Control Provisions."

BONUSES

     The Company's policy as to bonuses for executive officers is subjective. In determining whether to grant a cash bonus to a particular executive officer, the Compensation Committee considers the existing equity incentives of each executive officer, as well as individual performance and Company's performance. Despite commendable individual performances and strong Company performance, the Compensation Committee awarded no cash bonuses during 1997 because of the significant equity interests held by the three named executive officers for which it sets bonuses. Management awarded bonuses on an individual basis to the officers whose bonuses are not set by the Compensation Committee. In awarding these bonuses, management took into consideration that the Company had successfully achieved critical objectives in 1997, including (i) completing its initial public offering, (ii) shipping a new product, the LDR 50, to customers,
(iii) increasing commercial sales, and (iv) achieving earning targets for each 1997 quarter and for fiscal 1997.

CHIEF EXECUTIVE OFFICER COMPENSATION

     Dr. Jeong H. Kim has served as Chief Executive Officer of the Company since 1992. Dr. Kim's base salary, which is set at $200,000 per annum under his employment agreement, is subject to annual review by the Board of Directors or the Compensation Committee. The Compensation Committee did not make any adjustments to the Chief Executive Officer's base salary or award any bonus to him during 1997. This determination was based on the Compensation Committee's assessment that Dr. Kim's interests are appropriately aligned with the Company's interests because of his significant shareholdings of the Company's Shares.

STOCK OPTIONS

     The Compensation Committee strongly believes in correlating executive officer compensation with the long-term success of the Company through the grant of stock options. All stock options granted to executive officers are subject to vesting restrictions that lapse in annual increments to motivate executive officers to stay with the Company.

     The Company grants stock options to executive officers upon their joining the Company and may make additional periodic grants thereafter to reward the performance of executive officers and to provide incentives for future performance. There is no established formula or criteria for grants under the Stock Option Plan, and options are granted at intervals as determined on a subjective basis by the Board of Directors or the Compensation Committee. Under the Stock Option Plan, options may be granted at exercise prices equal to the Fair Market Value (as defined in the Stock Option Plan) of the Shares on the date of grant. Thus, as a stockholder benefits from a stock price increase above the exercise price, an optionee likewise benefits. In this manner, the interests of the officer and those of the Company's shareholders are aligned.

     Neither the Chief Executive Officer nor the Chief Technology Officer holds any stock options, and the Compensation Committee has not recommended stock option grants to either of these individuals due to their existing equity ownership of the Company. Dr. Kim and Mr. Li each holds a significant percentage of the Company's Shares and, therefore, each participates proportionately in increases in stockholder value.

OTHER BENEFITS

     The Company does not maintain benefit plans exclusively for its executive officers. Executive officers, as well as all other employees, are eligible to participate in the Company's 401(k) Plan and Employee Stock Purchase Plan. Pursuant to the 401(k) Plan, the Company provides matching contributions in the form of Shares of up to a maximum of 5% of the employee's base salary.

COMPLIANCE WITH SECTION 162(m)

     The Compensation Committee will consider, if and when applicable, the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended, and its limit on tax deductions for annual compensation in excess of $1,000,000 paid to the Company's Chief Executive Officer or any of the other four most highly compensated executive officers. The Compensation Committee does not believe that this limitation will apply to the Company in the foreseeable future. Among other things, the individual annual base salaries (and bonuses) of the Company's Chief Executive Officer and the other executive officers do not currently exceed $1,000,000. In addition, the Company's Stock Option Plan has been designed so that compensation attributable to stock options granted pursuant to the Plan will qualify under the performance-based compensation exception to Section 162(m).

                                          BY THE COMPENSATION COMMITTEE
                                          Dr. Herbert Rabin (Chairman)
                                          Kenneth D. Brody
                                          Dr. William J. Perry

COMPARATIVE STOCK PERFORMANCE

     The following graph compares the cumulative total stockholder return on the Company's common stock with the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Computer Manufacturer Stock Index during the period beginning February 5, 1997, the Company's initial public offering date, and ending December 31, 1997.

                              YURIE SYSTEMS, INC.
                      Total Cumulative Shareholder Return
                   February 5, 1997 through December 31, 1997

                                                                         Nasdaq
                                                                        Computer
               Measurement Period                      Yurie          Manufacturer      Nasdaq Stock
             (Fiscal Year Covered)                 Systems, Inc.      Stock Index       Market Index
2/5/97                                                      100.00            100.00            100.00
12/31/97                                                    133.47            119.24            117.36

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known by the Company regarding the beneficial ownership of the Company's Shares, as of March 31, 1998, by each beneficial owner of more than five percent of the outstanding Shares, by each of the Company's directors, each of the executive officers named in the Summary Compensation Table and all directors and officers of the Company as a group. To the Company's knowledge, except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all Shares beneficially owned by them, except to the extent such power may be shared with a spouse.

                                                            NUMBER OF SHARES             PERCENTAGE OF
                                                           BENEFICIALLY OWNED            COMMON STOCK
                                                      ----------------------------       BENEFICIALLY
      NAME AND ADDRESS OF BENEFICIAL OWNER(1)           DIRECT         INDIRECT(3)         OWNED(2)
      ---------------------------------------         ----------       -----------       -------------
Jeong H. Kim........................................  13,287,400(4)           513(5)          52.1%
Kwok L. Li..........................................      20,000        3,150,277(6)          12.4
Harry J. Carr.......................................          --          250,000                *
Kenneth D. Brody....................................          --          724,380(4)           2.8
Barton Y. Shigemura.................................       6,306          443,125              1.7
R. James Woolsey....................................      51,000(7)        53,125(8)             *
Herbert Rabin.......................................          --           30,834                *
Harry J. D'Andrea...................................          --               --                *
John J. McDonnell...................................          --            5,625                *
William J. Perry....................................          --           26,042                *
Amerindo Technology Growth Fund, Inc.(9)............   2,645,500                              10.4
  One Embarcadero Center, Suite 2300
  San Francisco CA 94111
All executive officers and directors as a group (10
  persons)..........................................  13,364,706        3,996,521             66.0%

---------------
 *  Less than 1%.

(1) Unless otherwise set forth in the table, the address listed for the beneficial owners and managers is c/o Yurie Systems, Inc., 8301 Professional Place, Landover, Maryland, 20785.

(2) Applicable percentage is based on 25,482,461 Shares outstanding on March 31, 1998.

(3) Unless otherwise indicated, consists of Shares issuable pursuant to options granted pursuant to the Stock Option Plan and exercisable currently or within 60 days of March 31, 1998. Pursuant to the rules of the Commission, Shares which a person has the right to acquire within 60 days pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage of ownership of such person, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(4) Includes 687,400 Shares subject to an option to purchase Shares from Dr. Kim held by Mr. Brody (the "Brody Option"). The Brody Option originally covered 1,000,000 Shares; however, as of March 31, 1998, Mr. Brody had exercised the option as to 312,600 Shares. For purposes of this table, and until Mr. Brody exercises his option to purchase the remaining 687,400 Shares, Dr. Kim and Mr. Brody share beneficial ownership of these Shares.

(5) Consists of 313 Shares held in the 401(k) Plan and 200 Shares owned by Dr. Kim's wife, the latter of which he disclaims beneficial ownership.

(6) Includes 2,200,000 Shares held by Linsang Partners LLC, of which Mr. Li holds a majority and controlling interest. Linsang is a significant shareholder of Splitrock. Also includes 950,000 Shares owned by Mr. Li's spouse, as to which he disclaims beneficial ownership, and 277 Shares held in the 401(k) Plan.

(7) Mr. Woolsey holds these Shares jointly with his spouse.

(8) Includes 25,000 Shares held in Mr. Woolsey's retirement account.

(9) As reported on Schedule 13D dated April 17, 1998. On November 7, 1996, prior to the Company's initial public offering, Amerindo Technology Growth Fund, Inc. ("Amerindo") purchased an aggregate of 1,000,000 Shares from: the Company (400,000 Shares); Dr. Kim (500,000 Shares); and Mr. Li (100,000 Shares). Amerindo received registration rights in connection with these purchases.

CERTAIN TRANSACTIONS AND RELATIONSHIPS

     The matters set forth elsewhere in this Form 10-K/A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 1, 1996, Dr. Jeong H. Kim and Kenneth D. Brody entered into an agreement pursuant to which Mr. Brody paid $500,000 to buy an option (the "Brody Option") to purchase 1,000,000 Shares from Dr. Kim at an exercise price of $4.00 per share. The Brody Option became fully vested on June 3, 1997. To secure Dr. Kim's obligations to deliver Shares to Mr. Brody upon exercise of the Brody Option, Dr. Kim granted Mr. Brody a security interest in all of the Shares subject to the Brody Option. Mr. Brody may assign the Brody Option, in whole or in part, subject to the limitation that each assignee (with the exception of affiliates and family members) must be assigned a portion of the Brody Option covering at least 200,000 Shares. The Brody Option is exercisable for a term of 20 years. As of April 24, 1998, Mr. Brody had exercised and sold 312,600 Shares pursuant to the Brody Option, leaving 687,400 Shares subject to the Brody Option.

     During 1997, certain executive officers and directors of the Company were granted options to purchase Shares as follows: Harry J. Carr -- 1,000,000; Harry
J. D'Andrea -- 150,000; Dr. William J. Perry -- 80,000; Kenneth D. Brody -- 5,000; Dr. Herbert Rabin -- 5,000; and R. James Woolsey -- 5,000. These options have a weighted average exercise price of $10.60 per Share.

     On January 14, 1997, the Company entered into a consulting agreement with In Y. Chung, under which Mr. Chung performed consulting and business development activities for the Company in the Pacific Rim area. Pursuant to this consulting agreement, the Company granted options to Mr. Chung to purchase 50,000 Shares at an exercise price of $9.00 per Share. These options vested upon their grant. Mr. Chung exercised these options in June 1997 and the Company issued 50,000 Shares to Mr. Chung. Since 1997, the Company has employed Mr. Chung as Senior Advisor to the Company's President, Harry J. Carr. The Company paid Mr. Chung $17,502 in 1997 and granted him options to purchase 100,000 Shares at an exercise price of $20.1875 per Share in connection with his services as Senior Advisor to Mr. Carr. Mr. Chung is the father-in-law of Dr. Jeong H. Kim.

     The Company has a significant customer relationship with Splitrock Services, Inc., a Texas corporation that provides communications services specifically configured to meet the needs of large network users. Splitrock purchased the underlying network assets of Prodigy Services Corporation, an Internet service provider in 1997. Yurie and Splitrock are parties to an agreement (the "Splitrock Agreement") that requires Splitrock to purchase a minimum of $20.0 million of LDR products from the Company in the period from July 1997 to December 1998 and provided for Yurie to furnish services to support deployment and implementation of Yurie's products in Splitrock's network on a time and materials basis. Kwok L. Li, the Chief Technology Officer and Vice Chairman of the Board of Yurie, is Chairman of the Board of Splitrock and the majority and controlling shareholder of Linsang Partners LLC. Linsang Partners LLC and Mr. Li are the majority shareholders of Splitrock.

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

     R. James Woolsey, a director of the Company, is a partner in the law firm of Shea & Gardner, which is one of several law firms that performs legal work for the Company.

     The following information hereby supplements Part IV:

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Report:

     Those exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

(b) Reports on Form 8-K:

     The Company has filed the following Reports on Form 8-K:

     On April 15, 1998, the Company filed a report under Items 5 and 7 of Form 8-K to report its earnings release for the three months ended March 31, 1998.

     On April 27, 1998 the Company filed a report under Items 5 and 7 of Form 8-K to report on a joint press release with Lucent Technologies Inc., announcing Lucent's planned acquisition of the Company.

     On May 11, 1998 the Company filed a report under Item 1 of Form 8-K to describe the proposed merger of the Company with Lucent Technologies Inc., and a stockholders' agreement under which stockholders holding approximately 57% of the Company's Shares agreed to tender their shares to Lucent.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN LANDOVER, MARYLAND, ON THIS 12th DAY OF MAY, 1998.


                                          Yurie Systems, Inc.
                                          By:
                                                  /s/ DR. JEONG H. KIM
                                            ------------------------------------
                                            Name: Dr. Jeong H. Kim
                                            Title: Chairman of the Board and
                                                   Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----

             /s/ JEONG H. KIM                          Chairman of the Board and Chief    May 12, 1998
---------------------------------------------------    Executive Officer
                   Jeong H. Kim

             /s/ KWOK L. LI                            Vice Chairman of the Board and     May 12, 1998
---------------------------------------------------    Chief Technical Officer
                    Kwok L. Li

             /s/ HARRY J. CARR                         President, Chief Operating         May 12, 1998
---------------------------------------------------    Officer, and a Director
                   Harry J. Carr

             /s/ BARTON Y. SHIGEMURA                   Senior Vice President, Sales       May 12, 1998
---------------------------------------------------    and Marketing and a Director
                Barton Y. Shigemura

             /s/ HARRY J. D'ANDREA                     Chief Financial Officer and        May 12, 1998
---------------------------------------------------    Treasurer (also Chief
                 Harry J. D'Andrea                     Accounting Officer)

             /s/ R. JAMES WOOLSEY                      Director                           May 12, 1998
---------------------------------------------------
                 R. James Woolsey

             /s/ HERBERT RABIN                         Director                           May 12, 1998
---------------------------------------------------
                   Herbert Rabin

             /s/ WILLIAM J. PERRY                      Director                           May 12, 1998
---------------------------------------------------
                 William J. Perry

             /s/ KENNETH D. BRODY                      Director                           May 12, 1998
---------------------------------------------------
                 Kenneth D. Brody

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.2      Agreement and Plan of Merger by and among Yurie Systems, Inc.,
          Lucent Technologies, Inc., and Reindeer Acquisitions, Inc.
10.19     Stockholders Agreement by and among Lucent Technologies, Inc.,
          Reindeer Acquisitions, Inc., and certain Stockholders of Yurie
          Systems, Inc.