Form 10-Q
period 1998-03-31
YURIE SYSTEMS INC
filed 1998-05-15
CIK 1026471

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ---------------

                                  FORM 10-Q


(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 1998; or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from
                 to       .
          ------    ------

Commission File Number 0-22087


                             YURIE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                                       52-1778987
(State or other jurisdiction of incorporation or organization)               ( I.R.S. Employer Identification No.)

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

                      YURIE SYSTEMS, INC. AND SUBSIDIARIES

                              REPORT ON FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1998


                                                                                                              PAGE NO.
                                                                                                              --------
            PART I:                              FINANCIAL INFORMATION
                               ITEM 1.           Financial Statements
                                            a.       Consolidated Statements of Income for the three
                                                     month periods ended March 31, 1998 and 1997                 3
                                                     (unaudited)

                                            b.       Consolidated Balance Sheets as of March 31, 1998
                                                     (unaudited) and December 31, 1997                           4

                                            c.       Consolidated Statements of Cash Flows for the three
                                                     month periods ended March 31, 1998 and 1997                 5
                                                     (unaudited)

                                            d.       Notes to Consolidated Financial Statements                  6


                               ITEM 2.           Management's Discussion and Analysis of Financial
                                                 Condition and Results of Operations                             8

            PART II:                             OTHER INFORMATION
                               ITEM 6.           Exhibits and Reports on Form 8-K                               10

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                      YURIE SYSTEMS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                            MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                     1998                    1997
                                                                 ---------------         ------------
            REVENUE:
               Product revenue                                      $18,366,044           $7,479,587
               Service revenue                                          741,329              923,085
                                                                 ---------------         ------------
                     Total revenue (1)                               19,107,373            8,402,672

            COST OF REVENUE:
               Cost of product revenue                                5,983,889            2,784,752
               Cost of service revenue                                  631,369              622,487
                                                                 ---------------         ------------
                     Total cost of revenue                            6,615,258            3,407,239

            GROSS PROFIT                                             12,492,115            4,995,433

            OPERATING EXPENSES:
               Research and development                               3,005,960            1,759,531
               Sales and marketing                                    2,332,270            1,288,095
               General and administrative                             1,548,073            1,103,603
                                                                 ---------------         ------------
                     Total operating expenses                         6,886,303            4,151,229

            INCOME FROM OPERATIONS                                    5,605,812              844,204

               Interest income                                          362,053              282,379
               Other income                                              46,945                   -
                                                                 ---------------         ------------
            INCOME BEFORE INCOME TAX PROVISION                        6,014,810            1,126,583

                Provision for income taxes                            2,250,000              449,683
                                                                 ---------------         ------------
                       NET INCOME                                   $ 3,764,810            $ 676,900
                                                                 ===============         ============

            BASIC EARNINGS PER SHARE                                    $  0.15              $  0.03
                                                                 ===============         ============

            BASIC WEIGHTED AVERAGE SHARES
            OUTSTANDING                                              25,385,137           23,400,496
                                                                 ===============         ============

            DILUTED EARNINGS PER SHARE                                  $  0.14              $  0.03
                                                                 ===============         ============


            DILUTED WEIGHTED AVERAGE SHARES
            OUTSTANDING                                              27,529,441           25,077,245
                                                                 ===============         ============

------------
(1) Revenue includes amounts from related parties of $570,582, and $1,703,455 for the three months ended March 31, 1998 and 1997, respectively (unaudited).

                See notes to consolidated financial statements.

                      YURIE SYSTEMS, INC. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                                                    MARCH 31,          DECEMBER 31,
                                        ASSETS                                        1998                 1997
                                                                                --------------        --------------
            CURRENT ASSETS:
               Cash and cash equivalents                                           $9,924,603            $8,142,205
               Restricted cash                                                        750,000             1,000,000
               Short term investments                                              32,129,762            35,916,699
               Accounts receivable (1)                                             20,192,064            13,314,853
               Income tax receivable                                                  533,441               993,478
               Interest receivable                                                    248,246               402,228
               Inventory                                                            5,014,757             5,467,045
               Deferred income taxes                                                2,365,455             1,246,058
               Prepaid expenses                                                     1,279,461               226,956
                                                                                --------------        --------------
                     Total current assets                                          72,437,789            66,709,522

            PROPERTY AND EQUIPMENT, net                                             7,564,281             6,989,876
            DEFERRED INCOME TAXES                                                         ---             1,028,490
            OTHER ASSETS                                                              690,908               674,609
                                                                                --------------        --------------
                  TOTAL ASSETS                                                    $80,692,978           $75,402,497
                                                                                ==============        ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

            CURRENT LIABILITIES:
               Accounts payable                                                    $2,236,740            $2,137,498
               Accrued liabilities                                                  6,938,479             7,471,789
               Unearned revenue                                                           ---                37,500
               Note payable                                                            16,620                16,620
                                                                                --------------        --------------
                     Total current liabilities                                      9,191,839             9,663,407

            ACCRUED RENT                                                              581,137               584,733
            DEFERRED INCOME TAXES                                                     392,198                   ---
            CAPITAL LEASE OBLIGATIONS                                                  16,514                20,205
            STOCKHOLDERS' EQUITY:
              Preferred Stock, par value $.01, authorized 10,000,000                      ---                   ---
                 shares, none issued
              Common Stock, par value $.01; 50,000,000 shares authorized;
                 issued and outstanding, 25,482,461 shares at March 31,
                 1998 and 25,316,468 shares at December 31, 1997                      254,825               253,165
              Additional paid-in capital                                           58,799,490            56,700,676
              Treasury Stock, 19,610 and 753 shares outstanding at March
                 31, 1998 and December 31, 1997, respectively                       (450,358)              (23,127)
               Accumulated other comprehensive loss                                 (639,489)             (647,948)
               Retained earnings                                                   12,546,822             8,851,386
                                                                                --------------        --------------
                     Total stockholders' equity                                    70,511,290            65,134,152
                                                                                --------------        --------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $80,692,978           $75,402,497
                                                                                ==============        ==============

----------------

(1) Accounts receivable includes amounts from related parties of $275,576 and $1,425,601 at March 31, 1998 (unaudited) and December 31, 1997, respectively.


                See notes to consolidated financial statements.

                      YURIE SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                         ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                                      1998                    1997
                                                                                 ---------------        ---------------
                CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net income                                                      $  3,764,810             $  676,900
                   Adjustments to reconcile net income to net cash
                   used in operating activities:
                         Depreciation                                                   588,832                167,691
                         Compensation due to stock issuance                                  -                 120,500
                         Deferred income taxes                                          301,291              (507,999)
                   Changes in assets and liabilities:
                         Accounts receivable                                        (6,877,211)            (1,488,421)
                         Restricted cash                                                250,000                    -
                         Interest receivable                                            153,982                    -
                         Inventory                                                      452,288            (1,450,286)
                         Prepaid expenses                                           (1,052,505)              (190,574)
                         Other assets                                                  (16,299)                 22,350
                         Income taxes receivable                                        460,037                748,441
                         Accounts payable                                                99,244              (435,813)
                         Accrued expenses                                             (533,310)               (32,082)
                         Unearned revenue                                              (37,500)                    -
                         Accrued rent                                                   (3,596)                (2,682)
                                                                                 ---------------        ---------------
                   Net cash used in operating activities                            (2,449,937)            (2,371,975)
                                                                                 ---------------        ---------------

                CASH FLOWS FROM INVESTING ACTIVITIES:
                         Sale (purchase) of short-term investments                    3,786,937            (3,978,000)
                         Change in unrealized gain/loss on investments                 (19,006)                    -
                         Purchase of property and equipment                         (1,163,237)            (1,455,456)
                                                                                 ---------------        ---------------
                   Net cash provided by (used in) investing activities                2,604,694            (5,433,456)
                                                                                 ---------------        ---------------

                CASH FLOWS FROM FINANCING ACTIVITIES:
                          Net proceeds from issuance of common stock                   (36,458)             44,037,908
                          Proceeds from exercise of stock options including
                              related tax benefits                                    1,975,551                    -
                          Acquisition of treasury stock                               (527,233)                    -
                          Stock issued for employee benefit plans                       192,007                    -
                          Capital lease obligations                                     (3,691)                (4,155)
                                                                                 ---------------        ---------------
                   Net cash provided by financing activities                          1,600,176             44,033,753
                                                                                 ---------------        ---------------

                EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  27,465                    -
                                                                                 ---------------        ---------------
                NET INCREASE IN CASH AND CASH
                  EQUIVALENTS                                                         1,782,398             36,228,322
                CASH AND CASH EQUIVALENTS, BEGINNING OF
                  PERIOD                                                              8,142,205              5,245,321
                                                                                 ---------------        ---------------
                CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 9,924,603          $  41,473,643
                                                                                 ===============        ===============

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW
                  INFORMATION:
                          Cash paid for income taxes                                  $ 107,900              $  25,450
                                                                                 ===============        ===============


                See notes to consolidated financial statements.

                      YURIE SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - DESCRIPTION OF BUSINESS

    Yurie Systems, Inc. (the "Company") is a Delaware corporation that was incorporated in February 1992. The Company designs, manufactures, markets and services asynchronous transfer mode ("ATM") access products for telecommunications service providers, Internet service providers, corporate end users and government end users. ATM is a standard for packaging and switching digital information that facilitates high speed information transmission with a high degree of efficiency.

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

    In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three month periods ended March 31, 1998 and 1997, and the cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 3 - ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:

                                                                                     MARCH 31,               DECEMBER 31,
                                                                                      1998                      1997
                                                                              ------------------          ----------------
                           Billed                                                 $ 19,665,390              $ 13,075,944
                           Unbilled                                                    425,547                   437,420
                           Other                                                       501,127                   101,489
                           Allowance for doubtful accounts                           (400,000)                 (300,000)
                                                                              ------------------          ----------------
                                 Total accounts receivable                        $ 20,192,064              $ 13,314,853
                                                                              ==================          ================


NOTE 4 - INVENTORY

    Inventory consisted of the following:

                                                                                  MARCH 31,              DECEMBER 31,
                                                                                    1998                    1997
                                                                              ---------------          --------------
                           Raw materials                                         $ 2,838,012             $ 1,963,926
                           Work-in-process                                           377,035               1,755,968
                           Finished goods                                          1,799,710               1,747,151
                                                                              ---------------          --------------
                                 Total inventory                                 $ 5,014,757             $ 5,467,045
                                                                              ===============          ==============

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                                                                   MARCH 31,               DECEMBER 31,
                                                                                     1998                      1997
                                                                                ---------------          ----------------
                          Accrued salaries and employee benefits                   $ 1,929,545               $ 3,008,492
                          Accrued sales and use tax                                    199,614                   168,398
                          Warranty accrual                                           3,947,595                 2,948,918
                          Other accrued liabilities                                    861,725                 1,345,981
                                                                                ---------------          ----------------
                                Total accrued liabilities                          $ 6,938,479               $ 7,471,789
                                                                                ===============          ================

NOTE 6 - COMMITMENTS

       The Company entered into a lease on January 15, 1998 for approximately 5400 rentable square feet for engineering offices in Norcross, Georgia. The term of the lease expires on February 14, 2003 and the base rent is $7,824 per month.

NOTE 7 - COMPREHENSIVE INCOME

       In January 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No.130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in the Company's financial statements; however, the adoption of this statement had no impact on the Company's results of operations or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income for the quarters ended March 31 were as follows:

                                                                                        1998                      1997
                                                                                   --------------             -----------
                           Net income                                                $ 3,764,810               $ 676,900
                           Other comprehensive gain                                        5,160                     ---
                                                                                   --------------             -----------
                           Total comprehensive income                                $ 3,769,970               $ 676,900
                                                                                   ==============             ===========

       During the three months ended March 31, 1998, other comprehensive gain includes the unrealized gain, net of tax, of $16,754 on foreign currency translation adjustments and the unrealized loss, net of tax, of $11,594 on available-for-sale securities.


NOTE 8 - RELATED PARTY TRANSACTIONS

       During 1997, one of the Company's officers became a majority shareholder in and the acting Chairman of the Board of Splitrock Services, Inc. ("Splitrock"), a corporation that provides communications services specifically configured to meet the needs of large network users. Yurie had sales to this company totaling $570,582 and $1,703,455 during the three months ended March
31, 1998 and 1997, respectively.   At March 31, 1998 and 1997, accounts
receivable from this company totaled $275,576 and $1,554,105, respectively.

NOTE 9 - SUBSEQUENT EVENT

       On April 27, 1998, the Company entered into an agreement with Lucent Technologies, a company that designs, builds and delivers a wide range of public and private networks, communications systems and software, business telephone systems and microelectronics components.

       In accordance with the terms of the definitive agreement, Lucent has begun a cash tender offer for all the outstanding shares of Yurie common stock for $35 a share. The offer is expected to close by May 28. In addition, shareholders holding in excess of 50 percent of Yurie's common stock on a fully diluted basis have agreed to tender Yurie stock. Any shares not purchased in the offer will be acquired for the same price in cash, in a second-step merger.

       The Boards of both companies have approved the acquisition. The offer and merger is subject to the purchase of a majority of the outstanding shares of Yurie common stock, as well as other customary legal requirements.

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


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

    Revenue. Total revenue for the first quarter of 1998 was $19.1 million, compared with $8.4 million for the first quarter of 1997. This 127.4% increase resulted primarily from an increase in sales of the Company's LDR products, and particularly from increased product sales to the commercial marketplace. Product revenue was $18.4 million during the 1998 period compared with $7.5 million during the 1997 period. Service revenue was $741,000 in the first quarter of 1998 compared with $923,000 in the comparable quarter in 1997.

    Gross Profit. Gross profit increased to $12.5 million in the first quarter of 1998 from $5.0 million in the comparable 1997 period. Gross margins were 65.4% and 59.5% during the 1998 and 1997 quarters, respectively. The increase in gross margin was due largely to a decrease in product cost of goods sold, to 32.6% of product revenue in the 1998 quarter from 37.2% of product revenue in the 1997 quarter. This reflects the spread of the fixed portion of direct costs over a larger number of units, an increase in shipments of product to commercial customers, and an increase in the number of higher margin software features sold. Cost of service increased to 85.2% of service revenue in the 1998 quarter from 67.4% in the comparable 1997 period.

    Research and Development. Research and development expenses were $3.0 million in the first quarter of 1998, compared with $1.8 million in the first quarter of 1997. This increase was due primarily to the hiring of additional engineering personnel and increased prototyping expenses related to the development of the Company's LDR products. As a percentage of total revenue, research and development expenses were 15.7% and 20.9% in the first quarters of 1998 and 1997, respectively.

    Sales and Marketing. Sales and marketing expenses were $2.3 million in the first quarter of 1998, compared with $1.3 million in the first quarter of 1997. This increase resulted primarily from the hiring of sales and marketing personnel to support generally, the Company's entry into the commercial marketplace, and specifically, the release of the Company's LDR200 product. As a percentage of total revenue, sales and marketing expenses were 12.2% and 15.3 % in the first quarters of 1998 and 1997 respectively.

    General and Administrative. General and administrative expenses were $1.5 million in the first quarter of 1998 compared with $1.1 million in the first quarter of 1997. This increase was due primarily to higher personnel expenses related to increased staffing in finance, information technology and administration undertaken in support of the Company's growth. In addition, in June 1996 and again in June 1997, the Company relocated its operations to larger, leased facilities, resulting in higher occupancy costs in the 1998 period. As a percentage of total revenue, general and administrative expenses were 8.1% and 13.1% in the first quarters of 1998 and 1997, respectively.

    Provision for Income Taxes. The provision for income taxes in the first quarter of 1998 was $2.3 million, resulting in an effective tax rate of 37.4%. In the first quarter of 1997, the provision for income taxes was $450,000 resulting in an effective tax rate of 39.9%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its working capital and capital expenditure requirements primarily from the proceeds from its February 1997 initial public offering. At March 31, 1998, the Company had cash and cash equivalents of $9.9 million, short-term investments of $32.1 million and working capital of $63.2 million. This compares to cash and cash equivalents of $8.1 million, short-term investments of $35.9 million and working capital of $57.0 million at December 31, 1997. The Company had no long-term debt at either date.

    The Company's operating activities used $2.4 million of cash for the first three months of 1998. Accounts receivable increased by $6.9 million, from December 31, 1997 to March 31, 1998, primarily as a result of a delayed payment from one customer, as well as the growth in sales. Restricted cash decreased by $250,000 consistent with a decrease in the collateral requirements associated with the lease on the company's headquarters facility. The Company provided collateral of $1.0 million for a letter of credit relating to the lease on its new headquarters facility, which will be reduced periodically until it terminates in December 1998. Inventory decreased by $452,000 because of stability in the Company's product line and customer base. Prepaid expenses increased by $1.1 million, primarily due to pre-payment of certain multi-year insurance policies. Accounts payable increased and income taxes receivable decreased by $99,000 and $460,000, respectively, from December 31, 1997.
Accrued expenses increased by $533,000 million, primarily due to an increase in warranty accrual. The Company anticipates that the warranty accrual portion of accrued liabilities may fluctuate significantly from period to period due to the timing of customer upgrades and other warranty work.

    Investing activities generated cash of $2.6 million for first three months of 1998. The Company sold $3.8 million of short-term investments to finance its ongoing activities. A portion of this amount was used to purchase $1.2 million of property and equipment, primarily computer hardware and software as well as assembly and test equipment.

    Financing activities generated cash of $1.6 million in the first three months of 1998, reflecting primarily the receipt of proceeds from the exercise of employee stock options, including the related tax benefits.

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

                                YURIE SYSTEMS, INC. AND SUBSIDIARIES

DATE:  May 15, 1998             BY:              /s/ Harry J. D'Andrea
                                     ---------------------------------------
                                                HARRY J. D'ANDREA
                                      Chief Financial Officer and Treasurer
                                     (also serves as Chief Accounting Officer)